Form 10-Q
period 1996-06-30
XCELLENET INC /GA/
filed 1996-08-13
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER  0-23560


                                XCELLENET, INC.
             (Exact name of registrant as specified in its charter)

           GEORGIA                                          58-1749705
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 5 CONCOURSE PARKWAY, SUITE 850
            ATLANTA, GA                                         30328
(Address of principal executive offices)                      (Zip Code)

                                 (770) 804-8100
              (Registrant's telephone number, including area code)


                                 Not applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No
                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 7,220,407 shares as of July 31, 1996


    An Exhibit Index is located on page 7 of 9 sequentially numbered pages.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
                                                   1996            1995       1996         1995
- -------------------------------------------------------------------------------------------------
Revenues
    Software license fees                         $  7,381      $  7,002    $  14,312   $  13,853
    Services                                         2,745         2,037        5,264       3,859
- -------------------------------------------------------------------------------------------------
                                                    10,126         9,039       19,576      17,712
- -------------------------------------------------------------------------------------------------
Costs and expenses
    Costs of license fees and services               1,380           969        2,588       2,044
    Sales and marketing                              5,471         3,759        9,839       7,260
    Product development                              1,561         1,315        2,902       2,504
    General and administrative                       1,393         1,562        2,882       2,931
- -------------------------------------------------------------------------------------------------
                                                     9,805         7,605       18,211      14,739
- -------------------------------------------------------------------------------------------------
Operating income                                       321         1,434        1,365       2,973
Other income, net                                      265           334          553         638
- -------------------------------------------------------------------------------------------------
Income before income taxes                             586         1,768        1,918       3,611
Provision for income taxes                             223           654          689       1,369
- -------------------------------------------------------------------------------------------------
Net income                                         $   363       $ 1,114    $   1,229    $  2,242
- -------------------------------------------------------------------------------------------------

Net income per share                               $  0.05       $  0.13    $    0.16    $   0.26
- -------------------------------------------------------------------------------------------------
Shares used in per share computations                7,883         8,602        7,866       8,612

The accompanying notes are an integral part of these consolidated statements.


CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

                                                                                        Unaudited
                                                                                         June 30,       December 31,
                                                                                           1996            1995
- ---------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
    Cash and cash equivalents                                                           $   8,679   $     9,304
    Short-term investments                                                                  8,683         9,115
    Receivables,net of $325 allowance for doubtful accounts                                 9,681         8,091
    Prepaid expenses and other current assets                                               1,357           714
    Income tax receivable                                                                     352           522
- ---------------------------------------------------------------------------------------------------------------
                                                                                           28,752        27,746
- ---------------------------------------------------------------------------------------------------------------
Furniture, fixtures, and equipment, net of $4,661 and $4,975 accumulated depreciation       5,179         4,885
Capitalized software development costs, net of $1,160 and $922 accumulated amortization     1,458           767
Long-term investment                                                                          229            --
Other noncurrent assets                                                                       154            63
- ---------------------------------------------------------------------------------------------------------------
                                                                                        $   35,772  $    33,461
- ---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities                                                                     $    3,650  $     2,778
Noncurrent liabilities                                                                         861          834
Stockholders' equity                                                                        31,261       29,849
- ---------------------------------------------------------------------------------------------------------------
                                                                                        $   35,772  $    33,461
- ---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                          Six Months Ended
                                                                               June 30,
                                                                         1996         1995
- --------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                           $   1,229    $ 2,242
- --------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Increase in trade receivables                                         (1,590)    (1,971)
    (Increase) decrease in prepaid expenses and other current assets        (643)         3
    Decrease in income taxes receivable                                      170        779
    Depreciation and amortization                                          1,465      1,112
    Increase (decrease) in current liabilities                               872       (155)
    Increase in noncurrent liabilities                                        27         46
- --------------------------------------------------------------------------------------------
      Total adjustments                                                      301       (186)
- --------------------------------------------------------------------------------------------
      Net cash used for operating activities                               1,530      2,056
- --------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Decrease (increase) in short-term investments                              432     (6,733)
  Purchases of furniture, fixtures, and equipment, net                    (1,521)    (1,910)
  Additions to capitalized software development costs                       (929)       (43)
  Increase in long-term investments                                         (229)        --
  Other                                                                     (145)         9
- --------------------------------------------------------------------------------------------
      Net cash used for investing activities                              (2,392)    (8,677)
- --------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock, net of related costs               317        191
  Income tax benefits related to exercise of stock options                    --        480
  Other                                                                      (80)         7
- --------------------------------------------------------------------------------------------
      Net cash provided by financing activities                              237        678
- --------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                   (625)    (5,943)
Cash and cash equivalents, beginning of period                             9,304     12,735
- --------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $   8,679    $ 6,792
- --------------------------------------------------------------------------------------------

Supplemental Disclosures
  Interest paid                                                        $      --    $    --
  Income taxes paid                                                    $     798    $   734
- --------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. In the Company's opinion, the accompanying consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated results of operations, condensed financial position and condensed cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of results expected for the entire year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and the notes thereto included in the Company's annual report incorporated by reference into the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. Certain prior year amounts have been re-classified to conform with the current year presentations.

2. Net income per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from stock options have been included in the computation when dilutive. The difference between primary and fully diluted earnings per share is not material for the periods presented, and therefore fully diluted net income per share has not been presented.

3. The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial,and software magazines and newspapers. The cost of each advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $516,000 and $75,000 in the three months ended June 30, 1996 and 1995, and $1,175,000 and $88,000 for the six months ended June 30, 1996 and 1995, respectively. Advertising expense was $480,000 and $75,000 for the three months ended
    June 30, 1996 and 1995, and $902,000 and $88,000 for the six months ended June 30, 1996 and 1995, respectively. Unamortized advertising costs included in prepaid expenses were $273,000 and $0 at June 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS:

Revenues.  Total revenues increased 12% to $10,126,000 and 11% to $19,576,000 in
- --------
the three and six months ended June 30, 1996 as compared to the same periods in 1995. Revenues from license fees increased 5% to $7,381,000 and 3% to $14,312,000 in the three and six months ended June 30, 1996 as compared to the same periods in 1995. The Company believes the slowing growth rate of license fees compared to prior periods is affected by market confusion regarding the role of RemoteWare in addressing enterprise information systems requirements for remote and mobile workers versus the roles of the Internet, remote LAN access and groupware products. License fees from new customers decreased as a percentage of total license fees to 44% from 53% and to 39% from 46% for the three and six months ended June 30, 1996 as compared to the same periods in 1995. There were 93 new customers added in the second quarter of 1996 as compared to 89 in the prior year period, and the average deal size of new customers decreased to $35,000 from $42,000 in the second quarter of 1996 as compared to 1995. Average deal size varies as a function of product mix (OS/2 versus NT server-based product), number of clients included in the sale, whether the sale was direct or through a partner, and product packaging. The decrease in revenues from new customers was offset by increased license fees from the installed customer base in the three and six months ended June 30, 1996 as compared to the prior year periods.

Revenues from services increased 35% to $2,745,000 and 36% to $5,264,000 in the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increase in service revenues is attributable to the growth in the Company's installed base of customers and their participation in the Company's software support and maintenance program called the RemoteCare Assurance Plan.

Costs of license fees and services. Costs of license fees and services increased
- -----------------------------------
42% to $1,380,000 and 27% to $2,588,000 in the three and six months ended June 30,1996 as compared to the same periods in 1995. Costs of license fees and services increased as a percentage of revenues to 14% from 11% and to 13% from 12% in the three and six months ended June 30, 1996 as compared to the prior year periods. The increase in cost of license fees and services is primarily due to additional personnel expenses in product support and field services to support the growing customer base.

Sales and marketing. Sales and marketing expenses increased 46% to $5,471,000
- --------------------
and 36% to $9,839,000 in the three and six months ended June 30, 1996 as compared to the same periods in 1995. Sales and marketing expenses increased as a percentage of revenues to 54% from 42% and to 50% from 41% for the three and six months ended June 30,1996 as compared to the prior year periods. The increase in expenses was due to higher advertising and personnel costs. During the first quarter of 1996, the Company launched a national print media advertising campaign to further increase market awareness for RemoteWare. The advertising campaign is currently scheduled to continue throughout 1996. In addition, the Company increased marketing programs in Europe to bolster market awareness for the U.K., French and German operations.

Product development. Product development expenditures (expenses plus capitalized
- --------------------
software development costs) increased 52% to $2,060,000 and 50% to $3,831,000 for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increase in product development expenditures was primarily due to additional personnel costs (including outside contractor costs) for development of RemoteWare on both the OS/2 and the Microsoft Windows NT operating systems. Capitalized software development costs were $499,000 and $43,000 for the three months ended June 30, 1996 and 1995, respectively, and $929,000 and $43,000 for the six months ended June 30, 1996 and 1995. The increase in capitalized software development costs reflects investments in the 3.0 and 3.1 versions of the NT products and the development of an OS/2-based replication agent for Lotus Notes. Net product development expenses (product development expenditures less capitalized software) increased 19% to $1,561,000 and 16% to $2,902,000 for the three and six months ended June 30, 1996 as compared to the same periods in 1995. Net product development expenses as a percentage of revenues remained constant at 15% for the three months ended June 30, 1996 and 1995 and increased to 15% from 14% for the six months ended June 30, 1996 as compared to the same period in 1995.

The following table summarizes product development expenditures:

                                     Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
(In thousands)                       1996          1995        1996        1995
- --------------------------------------------------------------------------------
Product development expenditures    $ 2,060      $ 1,358      $ 3,831   $ 2,547
Less: Capitalized software
    development costs                   499           43          929        43
                                    ---------------------     ------------------
Net product development expenses    $ 1,561      $ 1,315      $ 2,902   $ 2,504

As a percentage of revenues:
  Gross product development
    expenditures                         20%          15%          20%       14%
  Net product development
    expenses                             15%          15%          15%       14%

Capitalized product development
   rate                                  24%           3%          24%        2%


General and administrative. General and administrative expenses decreased 11% to $1,393,000 and 2% to $2,882,000 in the three and six months ended June 30, 1996 as compared to the same periods in 1995. General and administrative expenses decreased as a percentage of revenues to 14% from 17% and to 15% from 17% for the three and six months ended June 30, 1996 as compared to the prior year periods. Expenses were reduced as a result of efficiencies in administrative operations and lower costs for outside legal and accounting services.

Other income and expense. Other income, primarily interest income, decreased 21% to $265,000 and 13% to $553,000 in the three and six months ended June 30, 1996 as compared to the same periods in 1995 due primarily to lower cash balances as a result of the Company's repurchase of $8,000,000 of its common stock in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1996, the Company had cash, cash equivalents, and short-term investments of $17,362,000 and working capital of $25,102,000. During the first six months of 1996, the Company generated $1,530,000 of cash from operating activities, purchased capital equipment of $1,521,000 and capitalized software development costs of $929,000.

The Company believes cash flows from operations and existing cash and short-term investments will be sufficient to meet its cash requirements over at least the next two years.

                          PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
            11    Statement re computation of per share earnings

            27    Article 5 Financial Data Schedule

        (b) Reports on Form 8-K
                No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1996.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           XcelleNet, Inc.
                                            (Registrant)


Date:  August 13, 1996                 By:   /s/ SIDNEY V. SACK
                                         --------------------------
                                                Sidney V. Sack
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Authorized Officer)



Exhibit
Number                 Exhibit Description               Page
- -------                -------------------               ----

11         Statement re computation of per share           8
           earnings

27         Article 5 Financial Data Schedule               9