Form 10-Q
period 1996-09-30
XCELLENET INC /GA/
filed 1996-11-14
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No
                       -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 7,354,750 shares as of  November 4, 1996

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        (Descriptions to come)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Descriptions to come)

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

                                                                                  Unaudited
                                                                                September 30,  December 31,
                                                                                   1996           1995
--------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                      $ 8,565         $ 9,304
  Short-term investments                                                           7,620           9,115
  Receivables, net of $325 allowance for doubtful accounts                         9,334           8,091
  Prepaid expenses and other current assets                                        1,405             714
  Income tax receivable                                                              550             522
--------------------------------------------------------------------------------------------------------
                                                                                  27,474          27,746
--------------------------------------------------------------------------------------------------------
Furniture, fixtures, and equipment, net of $5,301 and $4,975
    accumulated depreciation                                                       5,020           4,885
Capitalized software development costs, net of $1,303 and $922
    accumulated amortization                                                       2,126             767
Long-term investment                                                                 229              --
Other noncurrent assets                                                              182              63
--------------------------------------------------------------------------------------------------------
                                                                                 $35,031         $33,461
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities                                                              $ 3,061         $ 2,778
Noncurrent liabilities                                                               858             834
Stockholders' equity                                                              31,112          29,849
--------------------------------------------------------------------------------------------------------
                                                                                 $35,031         $33,461
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,            September 30,
                                                          1996         1995         1996       1995
----------------------------------------------------------------------------------------------------
REVENUES
  Software license fees                               $  6,133      $ 4,918      $ 20,445   $ 18,771
  Services                                               3,227        2,195         8,491      6,054
----------------------------------------------------------------------------------------------------
                                                         9,360        7,113        28,936     24,825
----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
  Costs of license fees and services                     1,325          998         3,913      3,042
  Sales and marketing                                    5,384        3,281        15,223     10,541
  Product development                                    1,500        1,251         4,402      3,755
  General and administrative                             1,506        1,200         4,388      4,131
  Nonrecurring charges                                     384           --           384         --
----------------------------------------------------------------------------------------------------
                                                        10,099        6,730        28,310     21,469
-----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                   (739)         383           626      3,356
Other income, net                                          204          330           757        968
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         (535)         713         1,383      4,324
Provision (credit) for income taxes                       (160)         264           529      1,633
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $   (375)     $   449       $   854     $2,691
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                           $  (0.05)     $  0.05       $  0.11     $ 0.31
-----------------------------------------------------------------------------------------------------
SHARES USED IN PER SHARE COMPUTATIONS                    7,238        8,502         7,845      8,580
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1996         1995
---------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                   $      854    $ 2,691
---------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Increase in trade receivables                                  (1,243)      (262)
    Increase in prepaid expenses and other current assets            (691)       (35)
    (Increase) decrease in income taxes receivable                    (28)       517
    Depreciation and amortization                                   2,248      1,716
    Increase (decrease) in current liabilities                        283       (259)
    Increase in noncurrent liabilities                                 24        115
---------------------------------------------------------------------------------------
      Total adjustments                                               593      1,792
---------------------------------------------------------------------------------------
      Net cash provided by operating activities                     1,447      4,483
---------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Decrease (increase) in short-term investments                     1,495     (4,942)
  Purchases of furniture, fixtures, and equipment, net             (2,002)    (2,739)
  Additions to capitalized software development costs              (1,740)      (113)
  Increase in long-term investments                                  (229)       (12)
  Other                                                              (172)        12
---------------------------------------------------------------------------------------
      Net cash used for investing activities                       (2,648)    (7,794)
---------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock, net of related costs        525        207
  Income tax benefits related to exercise of stock options             --        528
  Other                                                               (63)       (36)
---------------------------------------------------------------------------------------
      Net cash provided by financing activities                       462        699
---------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (739)    (2,612)
Cash and cash equivalents, beginning of period                      9,304     12,735
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       $    8,565    $10,123
---------------------------------------------------------------------------------------

Supplemental Disclosures
  Interest paid                                                $       --    $    --
  Income taxes paid                                            $      868    $ 1,215
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed statements.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED


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

2. Net Income per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from stock options have been included in the computation when dilutive. The effect of stock options was anti-dilutive for the three months ended September 30, 1996 and was excluded from the calculation. The difference between primary and fully diluted earnings per share is not material for the periods presented, and therefore fully diluted net income per share has not been presented.

3. The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial, and software magazines and newspapers. The cost of each advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $702,000 and $31,000 in the three months ended September 30, 1996 and 1995, and $1,877,000 and $119,000 for the nine months ended September 30, 1996 and 1995, respectively. Advertising expense was $564,000 and $31,000 for the three months ended September 30, 1996 and 1995, and $1,466,000 and $119,000 for the nine months ended September 30, 1996 and 1995, respectively. Unamortized advertising costs included in prepaid expenses were $411,000 and $0 at September 30, 1996 and 1995.

                               FINANCIAL REVIEW

RESULTS OF OPERATIONS:

Revenues. Total revenues increased 32% to $9,360,000 for the three months ended September 30, 1996 as compared to $7,113,000 for the same period in 1995. Revenues increased 17% to $28,936,000 for the nine months ended September 30, 1996 as compared to $24,825,000 for the prior year period.

The Company derives revenue from license fees for its RemoteWare products and service fees for its software support and maintenance program and systems integration and training services. Revenues from license fees increased 25% to $6,133,000 and 9% to $20,445,000 in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The increase in license fees is primarily due to a 38% increase in add-on license fees from the installed customer base for the third quarter of 1996 as compared to the same period in 1995. License fees from new customers were approximately the same in the third quarter of 1996 as compared to the prior year period, with the number of new customers added declining from 71 to 65 but the average deal size increasing from $26,000 to $29,000. Average deal size varies as a function of product mix (OS/2 versus NT server-based product), number of clients included in the sale, whether the sale was direct or through a partner, and product packaging.

In March and September of 1996, the Company released RemoteWare products that run on the Microsoft NT operating system. License fees from the NT products contributed 17% of total license fees for the third quarter of 1996.

The Company distributes its products through a combination of direct sales and Solution Partner channels. License fees from direct sales accounted for 61% and 56% of total license fees in the three and nine months ended September 30, 1996 as compared to 47% and 53% in the prior year periods. License fee revenue outside North America increased 70% in the third quarter of 1996 as compared to the same period in 1995 primarily due to increased sales and marketing efforts and a large add-on license fee from an installed customer.

Revenues from services increased 47% to $3,227,000 and 40% to $8,491,000 in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The increase in service revenues is attributable to the growth in the Company's installed base of customers and their participation in the Company's software support and maintenance program called the RemoteCare Assurance Plan.

Costs of license fees and services. Costs of license fees and services increased 33% to $1,325,000 and 29% to $3,913,000 in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Costs of license fees and services remained constant as a percentage of revenues at 14% for the three months ended September 30, 1996 and increased to 14% from 12% in the nine months ended September 30, 1996 as compared to the prior year periods. The increase in cost of license fees and services is primarily due to additional personnel expenses in product support and field services to support the growing customer base.

Sales and marketing. Sales and marketing expenses increased 64% to $5,384,000 and 44% to $15,223,000 in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Sales and marketing expenses increased as a percentage of revenues to 58% from 46% and to 53% from 42% for the three and nine months ended September 30, 1996 as compared to the prior year periods. The increase in expenses was due to higher advertising, personnel and international marketing costs. During the first quarter of 1996, the Company launched a national print media advertising campaign to further increase market awareness for RemoteWare. The advertising campaign is currently scheduled to continue throughout 1996. In addition, the Company increased its marketing programs expenditures in Europe to bolster market awareness for the U.K., French and German operations, and opened a new sales office in Australia.

Product development. Product development expenditures (expenses plus capitalized software development costs) increased 75% to $2,311,000 and 59% to $6,142,000 for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The increase in product development expenditures was primarily due to additional personnel costs (including outside contractor costs) for development of RemoteWare on the Microsoft Windows NT operating system. Capitalized software development costs were $811,000 and $70,000 for the three months ended September 30, 1996 and 1995, respectively, and $1,740,000 and $113,000 for the nine months ended September 30, 1996 and 1995. The increase in capitalized software development costs reflects investments in the 3.0 and 3.1 versions of RemoteWare and the development of a replication agent for Lotus Notes. RemoteWare 3.1 and the replication agent for Lotus Notes were released for general availability on September 30, 1996. Net product development expenses (product development expenditures less capitalized software) increased 20% to $1,500,000 and 17% to $4,402,000 for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Net product development expenses as a percentage of revenues decreased to 16% from 18% for the three months ended September 30, 1996 and 1995 and remained constant at 15% for the nine months ended September 30, 1996 as compared to the same period in 1995.

The following table summarizes product development expenditures:




                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
(in thousands)                                  1996            1995              1996            1995
----------------------------------------------------------------------------------------------------------
Product development expenditures              $ 2,311         $ 1,321           $ 6,142         $ 3,868
Less:  Capitalized software development costs     811              70             1,740             113
                                              ------------------------------------------------------------
Net product development expenses              $ 1,500         $ 1,251           $ 4,402         $ 3,755
                                              ------------------------------------------------------------

As a percentage of revenues:
  Gross product development expenditures           25%             19%               21%             16%
  Net product development expenses                 16%             18%               15%             15%

Capitalized product development rate               35%              5%               28%              3%


General and administrative. General and administrative expenses increased 26% to $1,506,000 and 6% to $4,388,000 in the three and nine months ended September 30, 1996 as compared to the same periods in 1995. General and administrative expenses decreased as a percentage of revenues to 16% from 17% in the three months ended September 30, 1996 and to 15% from 17% for the nine months ended September 30, 1996 as compared to the prior year periods. The increase in general and administrative expenses was primarily due to additional personnel expenses to support administrative functions.

Nonrecurring Charges. The Company recorded a nonrecurring charge of $384,000 during the third quarter of 1996 associated with changes in the Company's executive management team. Excluding the nonrecurring charge, the operating loss as a percent of revenues was 4% for the third quarter of 1996 as compared to operating income of 5% of revenues for the prior year period, and operating income of 3% and 14% of revenues for the nine months ended September 30, 1996 and 1995, respectively.

Other income and expense. Other income, primarily interest income, decreased 38% to $204,000 and 22% to $757,000 in the three and nine months ended September 30, 1996 as compared to the same periods in 1995 due primarily to lower cash balances as a result of the Company's repurchase of $8,000,000 of its common stock in the fourth quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1996, the Company had cash, cash equivalents, and short-term investments of $16,185,000 and working capital of $24,413,000. During the first nine months of 1996, the Company generated $1,447,000 of cash from operating activities, purchased capital equipment of $2,002,000 and capitalized software development costs of $1,740,000.

The Company believes cash flows from operations and existing cash and short-term investments will be sufficient to meet its cash requirements over at least the next two years.

                          PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
            11  Statement re computation of per share earnings
            27  Financial data schedule


        (b) Reports on Form 8-K
            No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1996.



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      XcelleNet, Inc.
                                        (Registrant)


Date:  November 14, 1996                    By:   /s/ SIDNEY V. SACK
                                              --------------------------
                                           Sidney V. Sack
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Authorized Officer)



Exhibit
Number                   Exhibit Description
---------                -------------------




11         Statement re computation of per share earnings
27         Financial data schedule

