Form 10-K
period 1996-12-31
XCELLENET INC /GA/
filed 1997-02-24
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23560

                                XCELLENET, INC.
             (Exact name of registrant as specified in its charter)

           GEORGIA                                  58-1749705
       (State or other                           (I.R.S. Employer
jurisdiction of incorporation)                  Identification No.)


             5 CONCOURSE PARKWAY, SUITE 850, ATLANTA, GEORGIA 30328
                    (Address of principal executive offices)

                                 (770) 804-8100
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE

                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all 10% shareholders, executive officers and directors are "affiliates") was $114,515,674 at January 31, 1997, based on a closing market price of $20.25 for the Common Stock on such date, as reported by the Nasdaq National Market.

The number of shares of registrant's Common Stock $.01 par value per share, outstanding at January 31, 1997 was 7,474,372.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART I
Item 1.  Business.


                                   BUSINESS

  XcelleNet develops, markets and supports software utilities that improve the manageability and enhance the performance of remote access computing for users who routinely work offline and periodically dial in to enterprise systems to exchange or synchronize information. These intermittently connected users have traditionally included field sales and service workers and remote users in branch offices or retail locations. The number of these users has grown significantly as the ability to quickly and easily share information throughout the enterprise has become a key asset. Increasingly, these users may also include a broader constituency of both internal and external users who access corporate intranets.

  The Company's products make many popular messaging, groupware, database and web-based applications work more effectively for remote users who routinely work offline and connect intermittently. The foundation of the Company's products is its Queued Event Architecture ("QEA") and its session automation technology. QEA facilitates the automated staging of various types of user- and system-initiated events that are executed whenever communication sessions occur. Session automation technology provides secure, fast and reliable file transfers and advanced session scripting to control which tasks occur before, during and after a communication session. Session scripting and automation hide the technical complexities of remote access computing from the user and provide scheduling capabilities for the system administrator. The Company believes its products can reduce its customers' operating and support costs by increasing user productivity and improving system management for many remote users whose corporate information needs are not adequately addressed by existing mainframe, client/server and internet technologies.

  The Company's original RemoteWare product family was introduced in 1989. The first generation of RemoteWare products operates on the OS/2 server platform and was marketed to corporations designing customized solutions for remote sites and users. From its introduction, RemoteWare was designed to provide a scalable, secure and user-friendly environment for the remote site automation of business processes such as sales order entry, inventory query, field activity reporting and catalog delivery. Consequently, the Company's early marketing efforts were focused on industries with large numbers of remote sites engaged in these activities. As of December 31, 1996, the Company had licensed directly or through its Solution Providers RemoteWare for the IBM OS/2 platform ("RemoteWare for OS/2") to approximately 1,300 organizations and approximately 470,000 users.

  In 1995, the Company recognized the growing popularity of Windows NT as an enterprise computing platform and the increased deployment of third-party and customized applications based on industry standards. As a result, in early 1995 XcelleNet began committing significant resources to develop RemoteWare products that (i) operate on Microsoft Windows NT servers and are integrated with Microsoft Back Office products, (ii) embrace widely used Microsoft standards, such as MAPI, ODBC and ActiveX, (iii) support industry leading products with large installed bases of remote users such as IBM's Lotus Notes and Sybase's SQL AnyWhere, and (iv) support internet standards and browser and server offerings from Microsoft and Netscape.

  In March 1996, the Company introduced RemoteWare for the Windows NT platform ("RemoteWare for NT"), which the Company believes will expand its potential market and the number of its potential marketing partners. Software license fees from RemoteWare for NT products accounted for 17% and 41% of the Company's total software license fees in the third and fourth quarters of 1996, respectively.

  The Company believes that the widespread adoption of internet technologies by organizations with enterprise information networks and the emergence of corporate intranets will create significant opportunities for the Company to expand the applicability of its core technologies. The Company intends to aggressively pursue these opportunities by developing and marketing a new family of intranet system and application management utilities to be offered under the NetEssentials name.

INDUSTRY BACKGROUND

  The ability to quickly and easily share information throughout the enterprise has become a key asset in today's increasingly competitive business environment. Accordingly, enterprise information systems have expanded to include not only users who are local to central systems, but also those who are remote. These remote users include branch office workers, mobile professionals and telecommuters, and with the growing deployment of corporate intranets, increasingly may include suppliers, distributors, customers and sales prospects. The need to disseminate information to these remote users, whether by electronic mail or more complex groupware or database applications, is accelerating the deployment of remote access technology.

  The needs of remote users can be classified by the nature of their connection to a central system and the nature of the software applications they use remotely. Connection methods can either be intermittent (e.g., dial-up lines) or continuous (e.g., leased lines). Software applications can be classified as offline or interactive, depending upon the degree of network interaction required between the user and the network while the application is in use.

  Many dial-up users employ remote access software (generally known as "remote node" software) to dial in to a network and function as a slow-speed, interactive LAN user. This software provides transparent access to a network and is a popular solution for interactive applications. Increasingly, many client/server applications, such as electronic mail, workgroup software, and databases, have been designed to allow users to download, review and modify centrally stored data, and to synchronize any changes with the central data at a later time. These applications are especially valuable for remote users who need to work offline but also need access to the latest corporate information. Such users need remote access utilities that can work over various intermittent connections such as traditional dial-up lines and internet or cellular services. They also need remote access utilities that can support and coordinate multiple applications during a single, highly efficient connection. Finally, they need remote access that is easy to use, secure, fast and reliable.

  Dial-up users also pose a challenge to the system administrator since monitoring and maintaining remote users' hardware, software and data files is inherently difficult if the user is not continuously connected to the enterprise network. As the number of remote dial-up users grows, system administrators need efficient and reliable tools to manage and support them. The Company believes that as the Internet and corporate intranets become popular tools for disseminating corporate information, remote system management for dial-up users will become increasingly important to intranet managers.

THE XCELLENET SOLUTION

  XcelleNet markets, sells and supports software utilities that address the remote user's needs and the system management issues associated with intermittently connected users who routinely work offline. RemoteWare provides advanced system management capabilities and performance enhancements for many popular messaging, groupware, database and web-based applications. For many remote users, RemoteWare can make remote computing easier and more reliable while reducing connect time and increasing the remote user's productivity. RemoteWare also provides remote system management features and is typically marketed to system administrators within large enterprises.

  The following diagram illustrates the target market for the RemoteWare family of products.

GRAPHIC: A set of horizontal and vertical axes is the basis for the graphic. The vertical axis is labelled "Intermittent Connections (e.g., dial-up lines)" on the top and "Continuous Connections (e.g., leased lines,)" on the bottom. The horizontal axis is labelled "Interactive Applications" on the left and "Offline Applications" on the right. Superimposed on the axes is a circle that is located primarily in the "Northeast" quadrant but edges of which fall within the "Northwest" and "Southeast" quadrants.
The word "RemoteWare" is centered in the circle.

  The foundation of the Company's products is its Queued Event Architecture and its session automation technology. QEA facilitates the automated staging of various types of user- and system-initiated events that are executed whenever communication sessions occur. Automated staging increases remote user efficiency by queuing user-initiated network transactions, thereby allowing the user to work productively offline. Session automation technology provides secure, fast and reliable file transfers and advanced session scripting to control which tasks occur before, during and after a communication session. The combination of QEA and session automation allows the RemoteWare server to "push" applications and various types of content to individual dial-up users based on pre-defined user profiles. Similarly, the RemoteWare client may "pull" content from the server by requesting or subscribing to specified content. The Company's products provide advanced system management capabilities that allow system administrators to manage user sessions, and to deploy user-specific implementations of software and data files based on individual user profiles.

  Remote users sometimes require access to both interactive and offline applications. For these users, RemoteWare can be used in conjunction with remote node software to allow the user to work interactively in an application during a communication session, while RemoteWare concurrently services the offline applications and performs system management tasks in the background.

BUSINESS STRATEGY

  The Company's objective is to become the leading provider of software utilities that improve the manageability and enhance the performance of remote access computing for users who routinely work offline, but periodically need to exchange and synchronize information with enterprise application resources.

  Important features of the Company's strategy are to:

  Enhance Functionality and Extend Applicability of RemoteWare for NT. The Company intends to continue to enhance RemoteWare for NT by including more robust software distribution and asset management capabilities and other features. The Company also intends to pursue opportunities to adapt its system management capabilities to work with other vendors' system management products. The Company plans additional feature and performance improvements that embrace industry standards and support popular messaging, groupware, database and web-based applications. The Company also intends to focus its RemoteWare development and marketing efforts on complementing and enhancing third-party products that are designed for offline use and have large and growing installed bases, such as Lotus Notes, SQL AnyWhere and Vantive On-the-Go. Specifically, the Company has recently introduced products to improve the replication efficiency of Lotus Notes for remote users. To further extend the applicability of RemoteWare, the Company plans to pursue technology alliances and OEM relationships with vendors of complementary hardware and software products.

  Leverage Microsoft Technologies. The Company believes that Microsoft's Windows NT environment is emerging as the predominant enterprise computing platform. By leveraging Microsoft's enterprise platform, the Company believes that its RemoteWare for NT products will be applicable to a broader range of customers than its OS/2-based products. The Company intends to expand its support for Microsoft technologies, including further integration with Microsoft Back Office products such as Exchange Server, and to leverage the Microsoft Solution Provider channel for complementary sales and support services.

  Pursue Intranet System Management Opportunities. As corporate intranets are increasingly used to disseminate information and software to remote users, the Company is seeking to leverage its core technologies to address intranet system management. The Company intends to aggressively pursue these opportunities by developing and marketing a new family of intranet system management and application enhancement utilities called NetEssentials. This line of products, which is currently under development, is being designed to support internet standards and browser and server offerings from Microsoft and Netscape, and is derived from RemoteWare's QEA and session automation technology. A trial version of SessionXpress Basic, the first of these products, was released on the Company's web site in February 1997.

  Expand Distribution and Marketing Channels. The Company relies on its direct sales force as its primary distribution channel and intends to increase the number of its direct sales personnel in the future. In addition, the Company is developing new distribution and marketing channels for its RemoteWare product family and the NetEssentials product line. These new channels will include a telesales function, indirect sales through OEM and bundling arrangements, and web-based marketing. The Company's objectives for these new channels are to facilitate product trials, generate qualified leads, and generally increase market awareness and sales of the Company's products.

PRODUCTS

  The Company's products improve the manageability and enhance the performance of remote access computing for users who routinely work offline and periodically dial in to enterprise systems to exchange or synchronize information.

  The foundation of the Company's products is its Queued Event Architecture and its session automation technology. QEA's three-tier, client/agent/server design facilitates the automated staging of various types of user- and system-initiated events. Automated staging increases remote user efficiency by queuing user-initiated network transactions, thereby allowing the user to work productively offline. These events may include database transactions (such as the entry of sales orders), the sending and receiving of electronic mail, the replication of Lotus Notes databases or the request for web pages to be viewed offline. Similarly, system-initiated transactions tailored to each remote user are queued at the central site server. These events typically include software upgrades and updates to standard corporate data such as product catalogs, price lists, sales reports and administrative manuals. Whenever a connection takes place, whether initiated by the user or the system, the events queued at the user site and the events queued at the central site are executed automatically.

  The Company's session automation technology provides secure, fast, and reliable file transfers and advanced session scripting to control which tasks occur before, during and after communication sessions. XcelleNet's products can reduce online connection time by performing pre-connection processing, using compression algorithms and employing automated checkpoint restart and recovery to avoid duplicate processing when a session is terminated prematurely.

  The combination of QEA and session automation allows the RemoteWare server to "push" applications and various types of content to individual dial-up users based on pre-defined user profiles. Similarly, the RemoteWare client may "pull" content from the server by requesting or subscribing to specified content.

 RemoteWare Products

  In 1989, XcelleNet released its original version of RemoteWare for OS/2. The Company designates its RemoteWare for OS/2 products as the 2.x family and the most recently released version is RemoteWare 2.5. In March 1996, the Company released its first version of RemoteWare for NT, designated as the 3.x family. The most recent version of the 3.x family is RemoteWare 3.1. The Company intends to continue to offer and support its RemoteWare 2.x family, but believes that sales of RemoteWare for NT products will constitute an increasing proportion of the Company's RemoteWare sales.

  RemoteWare consists of two components: the RemoteWare server software installed at the central site and the RemoteWare client software installed on each user's personal computer. The RemoteWare server software provides integrated facilities for:

  . Session automation services providing a variety of flexible scheduling options through advanced session scripting; secure, fast, and reliable file transfers; checkpoint restart and recovery; and compression algorithms.

  . System management services, enabling remote client systems to be managed through electronic software distribution and version management, providing disk and memory monitoring and offering problem logging and reporting capabilities.

  . Communications services, providing support for multiple transports and protocols, such as asynchronous serial communications, TCP/IP, IPX/SPX and NetBios.

  . Messaging services, providing support for Microsoft Messaging API ("MAPI"), which permits MAPI-enabled applications to benefit from the speed and reliability of RemoteWare's session automation services.

  . Subscription and publishing services, enabling RemoteWare Subscriber users to select and automatically receive multiple types of content for offline viewing using "push" and "pull" methods (Extended Client only).

  . User environment management services, allowing administrators to centrally create, manage and distribute password-protected graphical application menus to insulate RemoteWare Workshop users from the complexities of the client operating system (Extended Client only).

  RemoteWare servers support up to 32 simultaneous communication sessions per server and are designed to support clustering of up to five servers. To date, the largest installation of RemoteWare is on an OS/2 system that supports approximately 13,000 licensed clients. The cluster feature for RemoteWare for NT has been made available only to a limited number of customers in RemoteWare
3.1. Because RemoteWare 3.1 was commercially released in September 1996, many customers licensing this version have not yet fully deployed the product and there may remain undetected errors or compatibility issues in this version.

  The RemoteWare client provides an easy-to-use interface that simplifies communication sessions with the RemoteWare server and takes advantage of the server's integrated services. Options available as add-ons to extend the functionality of the RemoteWare client are:

  . RemoteWare Extended Client, which includes both RemoteWare Subscriber and Workshop, allowing the client to utilize subscription and publishing services and user environment management services, respectively.

  . RemoteWare Replication Agent for Lotus Notes, which reduces replication time by up to approximately 80% for remote Lotus Notes users through the intelligent preprocessing and compression of records.

  The replication capabilities of RemoteWare can also be purchased as a standalone product, RemoteWare Essentials for Lotus Notes. This product consists of a limited-function RemoteWare for NT server that performs only Lotus Notes replication and a client component.

PRODUCTS UNDER DEVELOPMENT

  The Company's product development efforts are currently focused on increasing the functionality of RemoteWare for NT and developing the NetEssentials product line.

 RemoteWare

  The Company is currently investing significant product development resources to produce version 3.2 of RemoteWare for NT, which is scheduled to be released in the second quarter of 1997. The Company currently plans for this version to include facilities for central management and distribution of web content to RemoteWare users and integration of RemoteWare's messaging services with Microsoft's Exchange Server. There can be no assurance, however, that the release of RemoteWare for NT version 3.2 will be on a timely basis or that any delay in its release would not adversely impact sales of the current version of RemoteWare or that, upon release, it will achieve market acceptance.

 NetEssentials

  The Company is currently developing the NetEssentials product line, a new family of software utilities being designed to provide a tailored subset of RemoteWare functionality to companies that are implementing intranets. The NetEssentials products are derived from the Company's QEA and session automation technology and will run on Microsoft Windows NT servers. It is anticipated that these products would be sold individually or as a suite to address specific customer needs. One of these planned products, SessionXpress, is being developed to provide efficient "push" and "pull" delivery of content and to include integrated capabilities for remote disk, file and directory management. SessionXpress is expected to be offered in two versions, SessionXpress and SessionXpress Basic, with SessionXpress Basic to have a more limited set of features. A trial version of SessionXpress Basic was released on the Company's web site in February 1997, and commercial availability of SessionXpress Basic is scheduled for the second quarter of 1997.

  Due to the complexity of remote access computing software in general, and the NT operating system and internet standards in particular, and the difficulty in gauging the engineering effort required to develop these planned products, the RemoteWare family of products and the NetEssentials family of potential products, are subject to significant technical risks. Furthermore, software products as complex as those currently under development by the Company are subject to frequent delays and undetected errors or compatibility issues following their introduction or as new versions are released. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these planned products. Moreover, even if such planned products are developed and introduced, there can be no assurance that there will be a significant market for such products, that the planned NetEssentials products or future RemoteWare products will achieve any significant degree of market acceptance, or that the NetEssentials products will not result in price erosion or reduced sales of the RemoteWare products. Failure to release these planned products on a timely basis, failure of these planned products, if and when released, to achieve any significant degree of market acceptance, or failure to effectively manage the introduction of the NetEssentials products without eroding the sales or sales prices of RemoteWare products, would have a material adverse effect upon the Company's business, operating results and financial condition.

SERVICES

  In addition to its product offerings, the Company provides systems integration services, a software maintenance program, help desk support and training programs.

  Through 1996, the Company relied primarily upon a group of independent channel partners ("Solution Providers") to provide application development and systems integration services to RemoteWare customers and prospects. In mid-1996, the Company established its own integration services group to offer a range of consulting and integration services required by large customers. In January 1997, the Company acquired Electronic Commerce, Inc., a 14-person systems integrator that had been one of the Company's Solution Providers. This acquisition significantly expanded the Company's ability to provide integration services directly. The Company intends to focus its integration services on new, large accounts as well as on customers migrating from RemoteWare for OS/2 to RemoteWare for NT.

  The Company offers help desk support and software maintenance together under its RemoteCare Assurance Plan ("RCAP") to customers and Solution Providers. In December 1996, the Company began offering separate plans for software maintenance and help desk support to all new customers and to existing customers as their RCAP agreements expired. Software maintenance offered under a RemoteWare Maintenance Agreement ("RMA") provides an extension of the Company's software warranty and the right to receive upgrades during the 12-month, renewable term of the agreement. Annual fees under RCAP and RMA are based on the cumulative software license fees paid by the customer. Separately, help desk support is available on an annual fee or per-incident fee basis.


PRODUCT DEVELOPMENT

  All of the Company's products have been developed by its internal product development staff, which has from time to time included a number of independent development contractors. The Company's product development staff consisted of 81 full-time employees and nine independent contractors as of December 31, 1996. The Company's total product development expenditures were $3.2 million, $5.4 million and $8.6 million in fiscal 1994, 1995 and 1996, respectively, substantially all of which were attributable to the development of RemoteWare products. Beginning in 1995, the Company substantially increased its product development expenditures in order to develop its RemoteWare for NT products and to increase the functionality of its existing RemoteWare for OS/2 products. In accordance with SFAS 86, the Company capitalizes software development expenditures once a product has established technological feasibility until such time as the resulting software product is available for commercial sale.

  The market for the Company's products is characterized by rapid change in computer hardware and software technology, evolving industry standards and changing customer requirements, and is highly competitive with respect to timely product innovation. The introduction of competitive products embodying new technologies, the emergence of new industry standards and the acceptance of new communications and data delivery channels, such as the Internet, may render the Company's existing products or underlying technologies obsolete or unmarketable. For example, the Company may be required to change and improve its products in response to changes in operating systems, application and networking software, computer and communications hardware, programming tools and computer language technology. Announced and unannounced changes or errors in operating and other systems with which the Company's products are used may adversely affect the performance of the Company's products and require the Company to modify its products to compensate for such changes or errors. As a result, the Company's future success will depend in part upon its ability to enhance its current products and services and develop new products and services that maintain technological leadership, address the increasingly sophisticated needs of customers, keep pace with new competitive product offerings and emerging industry standards, and achieve broad market acceptance. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

  In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, the Company must effectively manage the transition from existing products. Announcements by the Company or its competitors of new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products may cause customers to defer purchases of existing Company products. Furthermore, software products as complex as those offered by the Company may contain undetected errors or compatibility issues following their introduction or as new versions are released, which may result in reduced orders, delays in collecting accounts receivable and additional service costs. The Company has previously experienced delays in software development, including delays in the commercial release of RemoteWare for NT, and has discovered software errors in new products after commercial release. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of potential new products or product enhancements. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements and new services on a timely basis that are compatible with industry standards, to respond to technological advances by others and to satisfy changing customer requirements, to successfully manage product transitions, and to minimize the impact of errors in new products would have a material adverse effect on the Company's business, operating results and financial condition.

  The Company licenses certain third-party products that are incorporated into the Company's products. These components include database drivers, a scripting engine, a document viewer, a spell checker and X.400 gateway API libraries, some of which perform key functions within the Company's products. In the future, the Company may license or acquire other such products or may acquire products that expand the functionality of the Company's existing or potential future products where the Company considers such an acquisition preferable to developing the functionality internally. If any of these current or future third-party vendors were to terminate their relationship with the Company or to materially increase the cost to the Company for their products, or if a material problem were to arise in connection with any of the software products licensed from them, the Company would be required to license an alternative product from another third party or attempt to internally develop a replacement for the function of the licensed software. The loss of, or inability to maintain, any of these technology licenses could result in interruptions in the availability of the Company's existing products and delays in the introduction of new products and services until equivalent technology, if available, is identified, licensed or developed, and integrated. There can be no assurance that an alternative source of a suitable product would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop an alternative product on a timely basis and at a reasonable cost would have a material adverse effect on the Company's business, operating results and financial condition.

PRICING

  The Company generally grants non-exclusive, perpetual licenses for the RemoteWare products at license fees based upon the server and client components licensed. List prices for RemoteWare licenses in North America range from $5,000 to $30,000 for each server, depending on the number of ports and clients supported. List prices for RemoteWare client licenses in North America range from $200 to $550 per seat, depending upon the options selected. Volume pricing discounts are also available for purchases of 100 clients or more. A RemoteWare installation of approximately 300 clients licensed directly by the Company would typically represent license fees ranging from $66,000 to $110,000, depending on the options selected.

  RemoteWare licenses include a six-month warranty period. Customers may obtain software maintenance for a twelve-month term through RCAP or RMA, which are generally effective as of the date of the license agreement. For RemoteWare for OS/2 customers only, RCAP and RMA also provide the right to migrate to a RemoteWare for NT license without incurring additional license fees. The annual cost of a subscription to either RCAP or RMA is 15% of cumulative license fees.

  In 1996, the Company began to offer the RemoteWare Discovery System, which allows customers to evaluate the full RemoteWare product suite for a maximum of 20 clients. The RemoteWare Discovery System is priced at $3,750 for a ten-client system and $3,750 for an additional ten-client pack. The purchase price of the RemoteWare Discovery System can be credited against license fees due for a full production RemoteWare system. No maintenance plan is available for the RemoteWare Discovery System.

  The Company intends to price each of the planned NetEssentials products on a per server basis, with separate prices for unlimited and limited concurrent session capacity. The Company intends to price SessionXpress at $4,995 for eight concurrent sessions and at $9,995 for unlimited concurrent sessions. The Company also intends to offer SessionXpress Basic, a version of SessionXpress with a limited set of features, at a lower price.

  The market for the Company's products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures from current or future competitors. In addition, annual fees for software support and maintenance have been a material part of the Company's revenues in the past. These agreements are optional for the Company's licensees and there can be no assurance that licensees who are currently parties to RCAP or RMAs will renew those agreements or that new customers will elect to enter into RMAs in the same numbers.

SALES AND MARKETING

  The Company's sales and marketing efforts typically target Fortune 1000 companies with large numbers of remote and mobile users as potential customers for the RemoteWare product line. XcelleNet relies predominantly on its direct sales force to qualify and sell to prospective customers. The Company also has a network of Solution Providers who provide remarketing and integration services to RemoteWare customers. In addition, XcelleNet has recently created a telesales function to augment its direct sales force. The Company conducts comprehensive targeted marketing programs to generate sales leads, which include advertising, direct mail, public relations, user and partner conferences, seminars, trade shows and telemarketing.

  The Company has established informal marketing relationships with remote access, database and sales force automation vendors, as well as with Microsoft and IBM. These relationships are intended to promote awareness of the Company's products among potential customers and to provide leads for the Company's direct sales force.

  The Company is in the early stages of developing its sales and marketing channels for its planned NetEssentials products, which the Company intends to introduce during 1997. The Company is expanding its recently created telesales function and intends to leverage the Web for building market awareness, as well as for selling the planned NetEssentials products. The Company also intends to pursue OEM and bundling opportunities with software and hardware vendors. The planned NetEssentials product line will also be offered by the Company's direct sales force.

  The Company's direct sales, Solution Provider and telesales sales efforts are described in more detail below.

  The Company's direct sales force is divided into: (i) four regional "area teams" in North America; (ii) a team responsible for Europe, the Middle East and Africa; and (iii) a team responsible for Australia and New Zealand. The Company intends to strengthen its direct selling efforts by increasing its direct sales force in 1997. In 1996, 62% of the Company's license fee revenues were attributable to sales made by the Company's direct sales force.

  The primary function of Solution Providers is to assist the Company's customers in implementing RemoteWare by providing application development and systems integration services. Certain Solution Providers are authorized to remarket the Company's products in connection with providing their services. The Company is changing its network of Solution Providers in two respects. First, in order to increase the Microsoft support capability of the Company's Solution Provider network, the Company is requiring that all Solution Providers be Windows NT-qualified in order for their agreements with the Company to be renewed. Second, the Company's experience has been that most of the sales produced by the Company's Solution Provider network have been generated by a small number of effective Solution Providers; therefore, the Company is renewing the agreements of only those Solution Providers that the Company expects to be the most effective. As a result, the Company expects that license fees generated from Solution Providers as a percentage of total license fees will decrease. There can be no assurance that the Company will be able to attract or retain a sufficient number of NT-qualified Solution Providers to adequately fill the Company's needs.

  The Company's telesales effort focuses on sales of services, including training and integration services, and RemoteWare Essentials for Lotus Notes. The telesales effort was initiated in January 1997.

  Any failure by the Company to expand its direct sales and telesales force and other distribution channels, or the failure by the Company to increase revenues commensurate with such expansion, would have a material adverse effect on the Company's business, operating results and financial condition.

CUSTOMERS

  As of December 31, 1996, XcelleNet, either directly or through its Solution Providers, had licensed RemoteWare systems to over 1,400 organizations supporting approximately 500,000 users. The Company receives license fees and service revenues from end-user customers and in some cases through Solution Partners. In 1996, no Solution Provider accounted for more than 8% of the Company's total revenues and no customer licensed directly by the Company accounted for more than 2% of the Company's revenues.

  The Company's products are predominantly used by field sales and service workers and remote users in branch offices or retail locations spanning a range of industries. The following is a representative list as of December 31, 1996 of the Company's customers in the indicated industries:

HEALTHCARE/PHARMACEUTICAL                 SERVICES
Coulter Corporation                       ADP, Inc.
Manor Care, Inc.                          HBO and Company
Minnesota Mining and Manufacturing CompanyJenny Craig, Inc.
Sandoz Corporation                        Mail Boxes, Etc.
Schering-Plough Corporation               Securities Industry Automation
                                          Corporation

RESTAURANTS (FOOD CHAINS)                 Vanstar Corporation

Black-Eyed Pea Management Corp.
Brinker International, Inc.               MANUFACTURING
Chick-Fil-A, Inc.                         Coors Brewing Company
Cracker Barrel Old Country Store, Inc.    Holophane Company, Inc.
Denny's, Inc.                             Lanier Worldwide, Inc.
Whataburger, Inc.                         Liebert Corporation
                                          Siemens Industrial Automation, Inc.

SPECIALTY RETAIL
General Nutrition Corporation
Kits Cameras, Inc.
Mrs. Fields, Inc.
Sharper Image Corp.
The Southland Corporation
Victoria's Secret Stores, Inc.
Wilson's House of Suede, Inc.

COMPETITION

  The market for remote access software, including the Company's specific area of remote access utilities, is highly competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Many software vendors offer products that are competitive with the products offered by the Company. These competitors vary in size and in the scope and breadth of the products and services offered. Within specific ranges of functionality, the Company encounters competition from a number of sources including: (i) enterprise system management tool vendors such as Microsoft, Tivoli and Computer Associates; (ii) messaging-enabled application vendors such as Lotus and Microsoft; (iii) groupware vendors such as Lotus; (iv) database application vendors such as Oracle; (v) internet software vendors such as Netscape and Microsoft; (vi) content distribution software vendors, such as Microsoft, Pointcast and BackWeb; (vii) remote access software and hardware vendors such as Microsoft, Shiva and Citrix; (viii) vendors of applications software who incorporate remote access utilities in their software such as Lotus; and (ix) custom software-based solutions developed by internal management information system personnel or third-party professional service organizations.

  As the Company offers new products in the future, it expects that in addition to facing competition from existing competitors it will have additional competitors. Many of the Company's current competitors are broadening the functionality of their product offerings. In addition, vendors of network operating systems, network management software or intranet server software, such as Microsoft, IBM, Novell and Netscape, may enhance their products to include some or all of the functionality currently provided by the Company's products, which would render the Company's products obsolete or unmarketable. Because there are relatively low barriers to entry in the software market, the Company also expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition.

  The Company believes its principal competitive advantages are its focus on, and experience with, the requirements of remote access computing for users who intermittently dial in to enterprise information systems, its product architecture, and its extensive customer base. Competition will continue to intensify as the market for its products and services develops and competitors focus more clearly on that market's specific requirements. There can be no assurance that other companies will not develop experience, products and marketing approaches that will be more successful than those of the Company. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the remote computing needs of the Company's prospective customers. Accordingly, it is possible that new competitors, alliances among competitors, or alliances between competitors and third parties may emerge and rapidly acquire significant market share. If this were to occur, it would have a material adverse effect on the Company's business, operating results and financial condition.

  The Company believes that the principal competitive factors affecting the market it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources, or that competitive pressures faced by the Company would not have a material adverse effect on the Company's business, operating results or financial condition.

INTELLECTUAL PROPERTY AND THIRD PARTY LICENSES

  The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. For example, the Company licenses rather than sells its software and generally requires licensees to sign license agreements that impose certain restrictions on licensees' right to use the software. In addition, the Company seeks to avoid disclosure of its trade secrets, including but not limited to, generally requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code.

  The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, the Company has applied for patents in the United States and certain other countries with respect to certain aspects of its software. None of these patents have been granted and there can be no assurance that a patent will be issued pursuant to any of these applications or that, if granted, such patent would survive a legal challenge to its validity or provide significant protection to the Company.

  Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trade secret, copyright and, if granted, patent protections are less significant to the Company's competitive position than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support.

  For certain of its client products and the RemoteWare Discovery System, the Company uses "shrinkwrap" licenses that are not signed by licensees to protect its copyrights and trade secrets in those products. In addition, the Company uses an electronic version of a shrinkwrap license for all users of the trial version of its SessionXpress Basic product distributed electronically through the Company's web site. In addition, the Company expects to use shrinkwrap license agreements for its NetEssentials products when commercially released. Since these shrinkwrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. The laws of the State of Georgia, which govern these licenses for the Company's products, continue to be unclear on this subject. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

  In 1995, the Company received a claim that it is infringing upon a third party's intellectual property rights, and there can be no assurance that other third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or available at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company licenses certain third-party products that are incorporated into the Company's products. These components include database drivers, a scripting engine, a document viewer, spell checker and X.400 gateway API libraries, some of which perform key functions within the Company's products. The Company licenses the code for portions of its products from third parties where there is no advantage to the Company in developing equivalent technology. In the future, the Company may license or acquire other such products or may acquire products that expand the functionality of the Company's existing or potential future products where the Company considers such an acquisition preferable to developing the functionality internally. If any of these current or future third-party vendors were to terminate their relationship with the Company or to materially increase the cost to the Company for their products, or if a material problem were to arise in connection with any of the software products licensed from them, the Company would be required to license an alternative product from another third party or to develop a replacement for the function of the licensed software. The loss of or inability to maintain any of these technology licenses could result in interruptions in the availability of the Company's existing products and delays in the introduction of new products and services until equivalent technology, if available, is identified, licensed or developed, and integrated. There can be no assurance that an alternative source of a suitable product would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop an alternative product would have a material adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

  As of December 31, 1996, the Company had 280 full-time employees, including 81 in product development, 57 in sales, 45 in marketing, 50 in customer service and 47 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES.

FACILITIES

  The Company's corporate headquarters are located in Atlanta, Georgia, in a leased facility consisting of approximately 98,000 square feet of office space under a lease expiring September 1, 2000. The Company also leases an additional 2,700 square feet in Raleigh, North Carolina for its E-Comm subsidiary under a lease expiring December 31, 1999 and an additional 2,500 square feet in High Wycombe, Buckinghamshire, in the United Kingdom for its European operations center under a lease expiring in 2006. Additionally, the Company leases direct sales offices with square footage ranging from 150 to 400 square feet and lease terms of one to two years, in 14 locations in the United States and in Sydney, Australia, Montreal, Canada, and Dusseldorf and Munich, Germany. The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements through December 1997, and that, if necessary, additional or alternative space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                          PRICE RANGE OF COMMON STOCK

  The Common Stock of XcelleNet has been traded on the Nasdaq National Market under the symbol "XNET" since XcelleNet's initial public offering in April 1994. The following table sets forth the range of quarterly high and low sale prices of the Common Stock of XcelleNet on the Nasdaq National Market since the Company's initial public offering.

                                                                   HIGH   LOW
                                                                  ------ ------
   YEAR ENDED DECEMBER 31, 1994
    Second Quarter (from April 14, 1994)......................... $   14 $    8
    Third Quarter................................................ 15 3/4  6 3/4
    Fourth Quarter............................................... 17 5/8 12 3/4
   YEAR ENDED DECEMBER 31, 1995
    First Quarter................................................ 31 3/4 14 3/4
    Second Quarter............................................... 33 1/4 18 1/4
    Third Quarter................................................ 23 3/4 16 1/4
    Fourth Quarter...............................................     22 13 1/4
   YEAR ENDED DECEMBER 31, 1996
    First Quarter................................................ 15 1/4  8 3/4
    Second Quarter............................................... 15 1/2  9 1/2
    Third Quarter................................................ 14 1/2  8 3/4
    Fourth Quarter...............................................     20 13 1/2
   YEAR ENDED DECEMBER 31, 1997
    First Quarter (through February 21, 1997).................... 23 1/4 15 3/4

  On February 21, 1997, the closing price of XcelleNet's Common Stock as reported on the Nasdaq National Market was $17.125 per share. As of January 31, 1997, there were approximately 245 holders of record of the Company's 7,474,372 shares of outstanding Common Stock.

     On January 2, 1997, XcelleNet acquired all of the outstanding shares of Electronic Commerce, Inc., a system integrator based in Raleigh, North Carolina, for consideration that included 50,000 shares of unregistered common stock issued in reliance upon Regulation D promulgated under the Securities Act of 1933, as amended.

                                DIVIDEND POLICY

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.


                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1996     1995    1994    1993    1992
                                       -------  ------- ------- ------- ------
                                       (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
 Revenues:
  Software license fees............... $30,703  $25,612 $21,399 $14,222 $8,932
  Services............................  11,948    8,487   5,490   3,191  1,425
                                       -------  ------- ------- ------- ------
   Total revenues.....................  42,651   34,099  26,889  17,413 10,357
 Costs and expenses...................  43,585   29,331  21,707  14,484  9,514
                                       -------  ------- ------- ------- ------
 Operating income (loss)..............    (934)   4,768   5,182   2,929    843
 Other income, net....................     934    1,264     748     162     96
                                       -------  ------- ------- ------- ------
 Income before income taxes...........     --     6,032   5,930   3,091    939
 Provision for income taxes...........     --     2,230   2,375   1,149    100
                                       -------  ------- ------- ------- ------
 Net income........................... $   --   $ 3,802 $ 3,555 $ 1,942 $  839
                                       =======  ======= ======= ======= ======
 Net income per share................. $   --   $  0.45 $  0.45 $  0.30 $ 0.15
                                       =======  ======= ======= ======= ======
 Weighted average shares outstanding..   7,915    8,480   7,833   6,450  5,824
                                       =======  ======= ======= ======= ======
                                                    DECEMBER 31,
                                       ---------------------------------------
                                        1996     1995    1994    1993    1992
                                       -------  ------- ------- ------- ------
                                                   (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
 Cash and cash equivalents............ $10,587  $ 9,304 $12,375 $ 4,381 $4,120
 Working capital......................  23,198   24,968  28,815   7,689  6,810
 Total assets.........................  36,683   33,461  36,144  12,208  9,489
 Long-term debt.......................      --       --      --      --     --
 Total shareholders' equity...........  31,130   29,849  32,473   9,869  7,465


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company develops, markets and supports software utilities that improve the manageability and enhance the performance of remote access computing for users who routinely work offline and periodically dial in to enterprise information systems to exchange or synchronize information. The Company was incorporated in 1986 and began shipping its first product, RemoteWare for OS/2, in 1989. In 1995, the Company began to develop RemoteWare for NT and introduced its first such product, RemoteWare 3.0, in March 1996. In September 1996, the Company released version 3.1, and is currently investing a majority of its software development resources to develop version 3.2.

  The Company's revenues are derived from software license fees and services related to its RemoteWare products. All of the Company's software license fees currently result from noncancelable license agreements , including agreements obtained directly by the Company and agreements obtained through Solution Providers. Historically, services revenues have been derived substantially from the Company's RCAP program, which bundles software maintenance and help desk support for customers and Solution Providers. The Company's future financial performance will depend in large part on the continued market acceptance of its RemoteWare software and services, as well as the Company's ability to adapt and modify this software to meet the evolving needs of its customers.

  The Company's revenues are largely dependent on software license fees, which are difficult to predict. Historically, the Company has operated with virtually no order backlog because its software products are shipped as orders are received. Moreover, the Company has often recognized a substantial portion of its license fee revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Additionally, the Company has experienced, and may continue to experience, significant seasonality in its business and the Company's results of operations may be affected by such trends in the future. In previous years, the Company has experienced a significant decline in revenues, and correspondingly net income, in the quarter ended September 30 compared to the quarter ended June 30.

  License fees from the RemoteWare for NT products accounted for 17% and 41% of total license fees in the third and fourth quarters of 1996, respectively. The Company believes that Microsoft's Windows NT environment is emerging as the predominant enterprise computing platform, and that its RemoteWare for NT products will be applicable to a broader range of customers than its RemoteWare for OS/2 products. While the Company intends to continue to offer and support its RemoteWare for OS/2 products, the Company anticipates that sales of the RemoteWare for NT products will constitute an increasing proportion of total license fees. Because a significant portion of the Company's installed base is composed of customers (including those who license RemoteWare through Solution Providers) of the RemoteWare for OS/2 products, the software maintenance revenue that may be received from those customers in the future will depend in large part on the Company's ability to introduce updates to or migration paths for its OS/2 products that encourage these customers to participate in the Company's software maintenance program.

  The Company relies predominantly on its direct sales force to qualify and sell to prospective customers. The Company also has a network of Solution Providers who provide remarketing and/or integration services to RemoteWare customers. During the second half of 1996, the Company began modifying its Solution Provider channel model to place greater emphasis on Solution Providers who offer substantial RemoteWare integration services. These and other program changes that became effective January 1, 1997 have resulted in fewer Solution Providers that are authorized to remarket RemoteWare and remarketing discount rates that range from 20% to 30%, compared to 30% to 40% in prior years. As a result, the Company expects that license fees generated from Solution Providers as a percentage of total license fees will decrease.

  In accordance with generally accepted accounting principles, the Company capitalizes certain costs incurred in developing computer software products. Capitalized software development costs were $786,000, $319,000 and $2.1 million in 1994, 1995 and 1996, respectively. Capitalized software costs increased in 1996 primarily due to the development of RemoteWare for NT.

  The Company is currently investing significant resources to develop its NetEssentials family of products that are derived from RemoteWare and that are targeted at companies implementing corporate intranets. These products are planned for release throughout 1997, beginning with the first product in the second quarter. The Company believes that the market for intranet system management products in general, and for the planned NetEssentials products in particular, is highly uncertain and the development of these new products is subject to significant technical risks. As a result, the Company does not anticipate that the software license fees generated from the NetEssentials products in 1997 will be material compared to its total revenues. Furthermore, there can be no assurance that any customer confusion over the similar capabilities of the NetEssentials and RemoteWare products will not result in price erosion or reduced sales of the RemoteWare products.

  In the fourth quarter of 1996, the Company purchased the WorldLink product line from The NetPlex Group, Inc. for approximately $3.0 million in cash. The purchase price of the WorldLink technology was allocated to goodwill as of the acquisition date and written off as a nonrecurring charge in the fourth quarter due to uncertainties regarding its recoverability. In January 1997, the Company acquired all of the outstanding shares of Electronic Commerce, Inc. ("E-Comm"), a systems integration company that had been one of the Company's Solution Providers, for stock and cash valued at approximately $2.7 million. As a result of the E-Comm acquisition, the Company anticipates that revenues from the Company's systems integration business will increase as a percentage of services revenues in 1997, and that costs of services will increase as a percentage of services revenues.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues of the line items in the Company's Consolidated Statements of Operations and the percentage changes from the preceding periods:

                                      PERCENTAGE OF
                                      TOTAL REVENUES       YEAR-TO-YEAR CHANGES
                                      ----------------  ---------------------------
                                      1994  1995  1996  1995 VS. 1994 1996 VS. 1995
                                      ----  ----  ----  ------------- -------------
Revenues:
 Software license fees...............  80%   75%   72%        20%           20%
 Services............................  20    25    28         55            41
                                      ---   ---   ---        ---          ----
                                      100   100   100         27            25
                                      ---   ---   ---        ---          ----
Costs and expenses:
 Costs of license fees...............   4     5     5         48             9
 Costs of services...................   7     7     9         31            63
 Sales and marketing.................  43    43    51         25            49
 Product development.................   9    15    15        116            26
 General and administrative..........  18    16    14         18            12
 Nonrecurring charges................  --    --     8         --            --
                                      ---   ---   ---        ---          ----
                                       81    86   102         35            49
                                      ---   ---   ---        ---          ----
Operating income (loss)..............  19    14    (2)        (8)         (120)
Other income, net....................   3     4     2         69           (26)
                                      ---   ---   ---        ---          ----
Income before income taxes...........  22    18    --          2          (100)
Provision for income taxes...........   9     7    --         (6)         (100)
                                      ---   ---   ---        ---          ----
Net income...........................  13%   11%   --%         7%         (100%)
                                      ===   ===   ===        ===          ====

 Revenues

  Total revenues were $26.9 million, $34.1 million and $42.7 million in 1994, 1995 and 1996, respectively, representing increases of 27% from 1994 to 1995 and 25% from 1995 to 1996. These increases in total revenues were due to increases in both license fees and service revenues.

  The Company's revenues are derived from software license fees and services related to its RemoteWare products. The Company recognizes revenue in accordance with the Statement of Position 91-1 on "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license fees are recognized when a noncancelable license agreement has been signed, the product has been shipped and all significant contractual obligations have been satisfied. The Company licenses its products directly to licensees and through Solution Providers. All licensees, whether licensed directly or through Solution Providers, are referred to throughout this Prospectus as the Company's customers. Software licensed to a customer through a Solution Provider is recognized net of the discount to the Solution Provider. Services revenues are primarily derived from the RCAP program, which includes help desk support and maintenance for customers and Solution Providers, and to a lesser extent from training and systems integration services. Revenues from the RCAP program are recognized proportionately over the term of the 12-month agreement, while revenues for training and systems integration services are recognized as services are performed. Starting in December 1996, the Company began offering separate plans for software maintenance and help desk support to all new customers and to existing customers as their RCAP agreements expired. Software maintenance revenues will be recognized over the term of their 12-month agreements.

  Software License Fees. The Company currently derives all of its software license fees from noncancelable license agreements for its RemoteWare products. Software license fees were $21.4 million, $25.6 million and $30.7 million in 1994, 1995 and 1996, respectively, representing increases of 20% from 1994 to 1995 and from 1995 to 1996. The increases in software license fees reflect increased market acceptance by new customers and additional sales to the Company's installed base. Software license fees as a percentage of total revenues were 80%, 75% and 72% in 1994, 1995 and 1996, respectively, reflecting the effect of the growth of services revenues associated with the Company's larger installed base and the high rate of participation of RemoteWare customers in the RCAP program.

  In March 1996, the Company released its first version of RemoteWare for NT, and the most recent version was released in September 1996. Software license fees from the RemoteWare for NT products accounted for 17% and 41% of total software license fees in the third and fourth quarters of 1996, respectively. The Company believes that Microsoft's Windows NT environment is emerging as the predominant enterprise computing platform, and that its RemoteWare for NT products will be applicable to a broader range of customers than its RemoteWare for OS/2 products. While the Company intends to continue to market and support its RemoteWare for OS/2 products, the Company anticipates that sales of the RemoteWare for NT products will constitute an increasing proportion of total software license fees.

  Software license fees from new customers were $11.6 million, $11.1 million and $13.3 million in 1994, 1995 and 1996, respectively, representing 54%, 43% and 43% of total software license fees in those years, respectively. The decline in the percentage of software license fees from new customers is related to the growth of the Company's installed base and the additional software purchased by this installed base of customers. The Company added 247, 301 and 296 new customers in 1994, 1995 and 1996, respectively. The average initial RemoteWare purchase for these new customers was $46,000, $36,000 and $45,000 during the same three years. Average initial purchase size varies as a function of the number of clients and servers included in the sale, whether the sale was direct or through a Solution Provider, and the specific products and options licensed.

  Software license fees from existing customers were $9.8 million, $14.5 million and $17.4 million in 1994, 1995 and 1996, respectively, representing increases of 48% from 1994 to 1995 and 20% from 1995 to 1996. Existing customers that purchase additional RemoteWare products do so to complete deployment of an initial pilot or limited production implementation and to extend RemoteWare to additional clients and projects within the enterprise. The vast majority of the Company's existing installed base is composed of customers who purchased RemoteWare for OS/2.

  Software license fees generated by Solution Providers represented 40%, 48% and 38% of total software license fees in 1994, 1995 and 1996, respectively. During the second half of 1996, the Company implemented changes to its Solution Provider channel to place greater emphasis on Solution Providers who offer substantial RemoteWare integration services. These changes, and additional program changes that became effective January 1, 1997, have resulted in fewer Solution Providers that are authorized to remarket RemoteWare and remarketing discount rates that range from 20% to 30%, compared to 30% to 40% in prior years. As a result, the Company expects that software license fees generated from Solution Providers as a percentage of total software license fees will decrease in the foreseeable future.

  The Company is currently investing significant resources to develop its NetEssentials family of products that are being derived from RemoteWare and are being targeted to companies implementing corporate intranets. The Company currently plans to release the first of such products, SessionXpress Basic, in the second quarter of 1997 and the other NetEssentials products at various times throughout 1997. The Company believes that the market for intranet system management products in general, and the market for the planned NetEssentials product line in particular, is highly uncertain. Furthermore, the development of these new products is subject to significant technical risks. As a result, the Company does not anticipate that the software license fees generated from the NetEssentials products in 1997 will be material compared to its total revenues.

  Services. Services revenues have historically been derived substantially from the Company's RCAP program, which bundles help desk support and software maintenance for customers and Solution Providers. Services revenues were $5.5 million, $8.5 million and $11.9 million for 1994, 1995 and 1996, respectively, representing increases of 55% from 1994 to 1995 and 41% from 1995 to 1996. The percentage of total revenues derived from services increased from 20% in 1994 to 25% in 1995 and to 28% in 1996. The growth in services revenues, and the relative significance of such revenues to total revenues, is primarily due to the Company's growing customer base and their significant rate of participation in the RCAP program. Because a significant portion of the Company's installed base is composed of customers of the RemoteWare for OS/2 products, the software maintenance revenue that may be received from those customers in the future will depend in large part on the Company's ability to introduce updates to or migration paths for its OS/2 products that encourage these customers to continue their participation in the Company's software maintenance program. There can be no assurance that such services revenues will not decline in the future.

  Services revenues also include field engineering and systems integration services that are focused on selected RemoteWare customer implementations and that facilitate Solution Provider development, certification and quality assurance. The revenue generated from these activities totaled $152,000, $343,000 and $438,000 in 1994, 1995 and 1996, respectively. In January 1997, the Company acquired Electronic Commerce, Inc., a 14-person privately owned systems integration company to provide project management and systems expertise. Consequently, the Company anticipates that systems integration will increase as a percentage of services revenues in 1997, and that the costs of services will increase as a percentage of services revenues.

 Costs and Expenses

  Costs of license fees. Costs of license fees consist of amortization of capitalized software, packaging and documentation materials, royalties and personnel costs for shipping. Costs of license fees were $1.2 million, $1.8 million and $2.0 million in 1994, 1995 and 1996, representing 6%, 7% and 6% of license fees for those years, respectively. The increases reflect the higher volume of products shipped in each year, as well as increased amortization of capitalized software development costs in 1996 associated with the development of RemoteWare for NT. As a result of the higher level of software capitalization in 1996, the Company anticipates an increase in amortization of capitalized software development costs in 1997. This increase in amortization may increase the costs of license fees as a percentage of software license fees.

  Costs of services. Costs of services consist primarily of personnel costs for field services, customer support and training. In addition, a portion of packaging and documentation materials and personnel costs for shipping are allocated to costs of services for upgrades and enhancements shipped to customers participating in the maintenance program. Costs of services were $1.8 million, $2.3 million and $3.8 million in 1994, 1995 and 1996, respectively, representing 33%, 28% and 32% of service revenues in those years, respectively. These increases were primarily due to increased personnel costs for field engineers, systems integration personnel and trainers. The Company believes that costs of services will continue to increase as a percentage of service revenues as a result of the Company's planned expansion of its systems integration business.

  Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions of direct sales and marketing personnel and marketing program costs. These expenses were $11.6 million, $14.5 million and $21.6 million in 1994, 1995 and 1996, respectively, representing 43%, 43% and 51% of total revenues in those years, respectively. The increase in sales and marketing expenses, in absolute dollars and as a percentage of total revenues, in 1996 was due primarily to a new advertising campaign initiated in 1996, personnel additions and investments in Europe. Advertising expenses were $707,000, $194,000 and $2.0 million in 1994, 1995 and 1996, respectively. The
Company expects that sales and marketing expenses will increase in dollar amount in 1997, but may decrease as a percentage of total revenues.

  Product development. The table below summarizes product development expenditures:

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                       1994     1995     1996
                                                      ------   ------   ------
                                                         (in thousands)
   Product development expenditures.................. $3,163   $5,447   $8,559
   Less: capitalized software development costs......   (786)    (319)  (2,108)
                                                      ------   ------   ------
   Net product development expenses.................. $2,377   $5,128   $6,451
                                                      ======   ======   ======
  As a percentage of total revenues:
   Product development expenditures..................     12%      16%      20%
   Less: capitalized software development costs......     (3%)     (1%)     (5%)
                                                      ------   ------   ------
   Net product development expenses..................      9%      15%      15%
                                                      ======   ======   ======
  Capitalized product development rate...............     25%       6%      25%
                                                      ======   ======   ======

  Most product development costs are personnel related. Product development expenditures (expenses plus capitalized software development costs) were $3.2 million, $5.4 million and $8.6 million in 1994, 1995 and 1996, respectively, representing increases of 72% from 1994 to 1995 and 57% from 1995 to 1996. These increases were primarily due to additional personnel costs (including outside contractor costs) for development of RemoteWare for NT.

  In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes certain costs incurred in developing computer software products. These rules require capitalization of certain product development expenses from the time technological feasibility is established for a new product or significant enhancement of an existing product until it is generally available for all customers. The Company defines technological feasibility as the release of product to selected customers for beta testing. Thus, capitalization levels each year depend on product development cycles. The Company amortizes capitalized software development costs on a product-by-product basis over periods not exceeding three years, with such amortization included in costs of license fees.

  Capitalized software development costs were $786,000, $319,000 and $2.1 million in 1994, 1995 and 1996, respectively. Capitalized software development costs in 1994 related to the Company's RemoteWare for OS/2 products. The substantial majority of the capitalized software development costs in 1995 and 1996 related to the Company's development of RemoteWare for NT.

  General and administrative. General and administrative expenses consist primarily of personnel costs for general management, finance and administration, information systems and human resources. General and administrative expenses were $4.7 million, $5.5 million and $6.2 million in 1994, 1995 and 1996, respectively, representing increases of 18% from 1994 to 1995 and 12% from 1995 to 1996. General and administrative expenses as a percentage of revenues were 18%, 16% and 14% in 1994, 1995 and 1996, respectively. The Company expects that general and administrative expenses will increase in absolute dollars, but may fluctuate as a percentage of revenues.

  Nonrecurring charges. In November 1996, the Company purchased the WorldLink product line from The NetPlex Group, Inc. for approximately $3.0 million in cash. The purchase price of the WorldLink technology was allocated to goodwill as of the acquisition date and written off as a nonrecurring charge in the fourth quarter due to uncertainties regarding its recoverability. In addition, the Company recorded nonrecurring charges of $459,000 primarily representing severance and hiring costs associated with certain key employees.

Provision for Income Taxes

  The effective tax rate was 40%, 37% and 0% in 1994, 1995 and 1996, respectively. The 1994 rate exceeded the statutory rate primarily due to losses in the Company's U.K. operations. Such losses will not provide a tax benefit until those operations are profitable. The 1995 tax rate declined as a result of increases in tax-exempt interest income and research and development tax credits and a decrease in losses from the U.K. operation. Since the Company reported no taxable income in 1996, no provision was made for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  Since 1994, the Company has financed its operations primarily through the public sale of its Common Stock in its initial public offering in 1994, and through cash generated from operations.

  At December 31, 1996, the Company had $10.6 million in cash and cash equivalents and $23.2 million in working capital and had no debt. Net cash provided by operating activities was $3.5 million, $4.9 million, and $1.6 million in 1994, 1995, and 1996, respectively. In 1994 and 1995, net cash provided by operating activities consisted primarily of net income plus depreciation and amortization, offset primarily by increases in trade receivables. In 1996, net cash provided by operating activities resulted primarily from depreciation and amortization, the write-off of the WorldLink product line, and an increase in liabilities, offset primarily by an increase in trade receivables.

  Net cash used in investing activities was $14.0 million, $1.9 million, and $1.4 million in 1994, 1995, and 1996, respectively. In 1994, net cash used in investing activities resulted primarily from the purchase of short-term investments, fixed asset additions, and capitalized software. In 1995, the net cash used in investing activities resulted primarily from the fixed asset additions offset by a decrease in short-term investments. In 1996, net cash used in investing activities resulted primarily from the purchase of the WorldLink product line from The NetPlex Group, Inc., fixed asset additions, and capitalized software, offset by a decrease in short-term investments. The Company expects that its capital expenditures, primarily for computer workstations and file servers, will remain approximately the same or increase as the Company's employee base grows.

  Net cash provided by financing activities was $18.9 million and $1.1 million in 1994 and 1996, respectively. Net cash used in financing activities in 1995 was $6.4 million. Net cash provided by financing activities in 1994 consisted primarily of net proceeds from issuance of common stock and in 1995 consisted of the proceeds from, and income tax benefits associated with, the exercise of stock options. Net cash used in financing activities resulted primarily from the Company's purchase of treasury stock.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements, if any, will be invested in investment grade, interest-bearing securities. The Company's principal commitments consist primarily of leases on its headquarters facilities.

  The Company believes that the net proceeds from the sale of Common Stock offered by the Company hereby, together with its current cash balances and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements through 1997. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                      THREE MONTHS ENDED
                            ------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30, SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996     1996      1996
                            -------- -------- -------- -------- -------- -------- --------  --------
                                              (in thousands,except per share data)
CONSOLIDATED STATEMENTS OF
OPERATIONS:
Revenues:
 Software license fees....   $6,851   $7,002   $4,918   $6,841   $6,931   $7,381   $6,133   $10,258
 Services.................    1,822    2,037    2,195    2,433    2,519    2,745    3,227     3,457
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total revenues:.........    8,673    9,039    7,113    9,274    9,450   10,126    9,360    13,715
                             ------   ------   ------   ------   ------   ------   ------   -------
Costs and expenses:
 Costs of license fees....      484      440      417      476      477      524      387       598
 Costs of services........      591      529      581      638      731      856      938     1,281
 Sales and marketing......    3,501    3,759    3,281    3,959    4,368    5,471    5,384     6,405
 Product development......    1,189    1,315    1,251    1,373    1,341    1,561    1,500     2,049
 General and
  administrative..........    1,369    1,562    1,200    1,416    1,489    1,393    1,506     1,830
 Nonrecurring charges.....      --       --       --       --       --       --       384     3,112
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total operating costs
   and expenses...........    7,134    7,605    6,730    7,862    8,406    9,805   10,099    15,275
                             ------   ------   ------   ------   ------   ------   ------   -------
Operating income (loss)...    1,539    1,434      383    1,412    1,044      321     (739)   (1,560)
Other income, net.........      304      334      330      296      288      265      204       177
                             ------   ------   ------   ------   ------   ------   ------   -------
Income (loss) before
 income taxes.............    1,843    1,768      713    1,708    1,332      586     (535)   (1,383)
Provision for (benefit
 from) income taxes.......      715      654      264      597      466      223     (160)     (529)
                             ------   ------   ------   ------   ------   ------   ------   -------
Net income (loss).........   $1,128   $1,114   $  449   $1,111   $  866   $  363   $ (375)  $  (854)
                             ======   ======   ======   ======   ======   ======   ======   =======
Net income (loss) per
 share....................   $ 0.13   $ 0.13   $ 0.05   $ 0.14   $ 0.11   $ 0.05   $(0.05)  $ (0.12)
                             ======   ======   ======   ======   ======   ======   ======   =======
Weighted average shares
 outstanding..............    8,624    8,602    8,502    8,160    7,852    7,883    7,238     7,345
                             ======   ======   ======   ======   ======   ======   ======   =======
                                                      THREE MONTHS ENDED
                            ------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30, SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996     1996      1996
                            -------- -------- -------- -------- -------- -------- --------  --------
PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 Software license fees....       79%      77%      69%      74%      73%      73%      66%       75%
 Services.................       21       23       31       26       27       27       34        25
                             ------   ------   ------   ------   ------   ------   ------   -------
 Total revenues:..........      100%     100%     100%     100%     100%     100%     100%      100%
Costs and expenses:
 Costs of license fees....        5        5        6        5        5        5        4         4
 Costs of services........        7        6        8        7        8        9       10         9
 Sales and marketing......       40       42       46       43       46       54       58        47
 Product development......       14       14       18       15       14       15       16        15
 General and
  administrative..........       16       17       17       15       16       14       16        13
 Nonrecurring charges.....       --       --       --       --       --       --        4        23
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total operating costs
   and expenses...........       82       84       95       85       89       97      108       111
                             ------   ------   ------   ------   ------   ------   ------   -------
Operating income (loss)...       18       16        5       15       11        3       (8)      (11)
Other income, net.........        3        3        5        3        3        3        2         1
                             ------   ------   ------   ------   ------   ------   ------   -------
Income (loss) before
 income taxes.............       21       19       10       18       14        6       (6)      (10)
Provision for (benefit
 from) income taxes.......        8        7        4        6        5        2        2        (4)
                             ------   ------   ------   ------   ------   ------   ------   -------
Net income (loss).........       13%      12%       6%      12%       9%       4%      (4)%      (6)%
                             ======   ======   ======   ======   ======   ======   ======   =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited the accompanying consolidated balance sheets of XCELLENET, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XcelleNet, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 23, 1997


                        XCELLENET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
ASSETS
Current assets:
 Cash and cash equivalents................................... $10,587  $ 9,304
 Short-term investments......................................   2,157    9,115
 Trade receivables, less allowance for doubtful accounts of
  $503 and $325 at December 31, 1996 and 1995, respectively..  13,306    8,091
 Prepaid expenses and other current assets...................   1,049      714
 Income tax receivable.......................................     793      522
                                                              -------  -------
    Total current assets.....................................  27,892   27,746
                                                              -------  -------
Furniture, fixtures, and equipment, net......................   5,378    4,885
Capitalized software development costs, net of accumulated
 amortization of $1,566 and $922 at December 31, 1996 and
 1995, respectively..........................................   2,231      767
Deferred income tax assets...................................     754      --
Other noncurrent assets......................................     428       63
                                                              -------  -------
                                                              $36,683  $33,461
                                                              =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................ $ 1,207  $   991
 Accrued bonuses and commissions.............................   1,375      610
 Sales tax payable...........................................     360      146
 Deferred income tax liabilities.............................     --        33
 Other current liabilities...................................   1,752      998
                                                              -------  -------
    Total current liabilities................................   4,694    2,778
                                                              -------  -------
Long-term liabilities........................................     859      834
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares
  authorized; no shares issued or outstanding................     --       --
 Common stock, $.01 par value; 30,000,000 shares authorized,
  7,537,876 shares issued and 7,380,337 shares outstanding in
  1996 and 7,537,876 shares issued and 7,039,641 outstanding
  in 1995....................................................      75       75
 Additional paid-in capital..................................  24,211   28,093
 Retained earnings...........................................   9,232    9,232
 Treasury stock at cost, 157,539 shares in 1996 and 498,235
  shares in 1995.............................................  (2,388)  (7,551)
                                                              -------  -------
    Total shareholders' equity...............................  31,130   29,849
                                                              -------  -------
                                                              $36,683  $33,461
                                                              =======  =======

   The accompanying notes are an integral part of these consolidated balance sheets.


                        XCELLENET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1996     1995    1994
                                                       -------  ------- -------
REVENUES
 Software license fees................................ $30,703  $25,612 $21,399
 Services.............................................  11,948    8,487   5,490
                                                       -------  ------- -------
    Total revenues....................................  42,651   34,099  26,889
                                                       -------  ------- -------
COSTS AND EXPENSES
 Costs of license fees................................   1,986    1,816   1,230
 Costs of services....................................   3,806    2,340   1,786
 Sales and marketing..................................  21,628   14,500  11,621
 Product development..................................   6,451    5,128   2,377
 General and administrative...........................   6,218    5,547   4,693
 Nonrecurring charges.................................   3,496      --      --
                                                       -------  ------- -------
    Total costs and expenses..........................  43,585   29,331  21,707
                                                       -------  ------- -------
Operating income (loss)...............................    (934)   4,768   5,182
Other income, net.....................................     934    1,264     748
                                                       -------  ------- -------
Income before income taxes............................     --     6,032   5,930
Provision for income taxes............................     --     2,230   2,375
                                                       -------  ------- -------
NET INCOME............................................ $   --   $ 3,802 $ 3,555
                                                       =======  ======= =======
NET INCOME PER SHARE.................................. $   --   $  0.45 $  0.45
                                                       =======  ======= =======
WEIGHTED AVERAGE SHARES OUTSTANDING...................   7,915    8,480   7,833
                                                       =======  ======= =======


 The accompanying notes are an integral part of these consolidated statements.


                        XCELLENET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            CONVERTIBLE
                          PREFERRED STOCK     COMMON STOCK    TREASURY STOCK    ADDITIONAL
                         ------------------ ---------------- -----------------   PAID-IN   RETAINED
                           SHARES    AMOUNT  SHARES   AMOUNT  SHARES   AMOUNT    CAPITAL   EARNINGS  TOTAL
                         ----------  ------ --------- ------ --------  -------  ---------- -------- -------
Balance, December 31,
 1993...................  1,062,594   $ 11  1,702,881  $17        --   $   --    $ 7,966    $1,875  $ 9,869
 Conversion of preferred
  stock to common stock. (1,062,594)   (11) 3,187,782   32                           (21)               --
 Initial public offering
  of common stock, net
  of issuance costs.....                    1,810,000   18                        17,748             17,766
 Stock options exercised
  for cash..............                      451,276    4                           172                176
 Compensation related to
  stock options.........                                                             121                121
 Income tax benefits
  related to exercise of
  stock options.........                                                             948                948
 Net income.............                                                                     3,555    3,555
 Foreign currency
  translation
  adjustment............                                                              38                 38
                         ----------   ----  ---------  ---   --------  -------   -------    ------  -------
Balance, December 31,
 1994...................        --     --   7,151,939   71        --       --     26,972     5,430   32,473
 Purchase of treasury
  shares................                                     (527,879)  (8,000)                      (8,000)
 Stock options exercised
  for cash..............                      385,937    4     17,100      259        37                300
 Employee stock purchase
  plan shares issued....                                       12,544      190        15                205
 Income tax benefits
  related to exercise of
  stock options.........                                                           1,131              1,131
 Net income.............                                                                     3,802    3,802
 Unrealized loss on
  short-term
  investments...........                                                             (50)               (50)
 Foreign currency
  translation
  adjustment............                                                             (12)               (12)
                         ----------   ----  ---------  ---   --------  -------   -------    ------  -------
Balance, December 31,
 1995...................        --     --   7,537,876   75   (498,235)  (7,551)   28,093     9,232   29,849
 Exercise of stock
  options...............                                      347,831    5,450    (4,282)             1,168
 Shares acquired related
  to stock option
  exercises.............                                      (47,926)    (906)                        (906)
 Employee stock purchase
  plan shares issued....                                       30,791      467       (94)               373
 Restricted stock
  issuance..............                                       10,000      152       (28)               124
 Income tax benefits
  related to exercise of
  stock options.........                                                             480                480
 Net income.............                                                                       --       --
 Unrealized loss on
  short-term
  investments...........                                                             (21)               (21)
 Foreign currency
  translation
  adjustment............                                                              63                 63
                         ----------   ----  ---------  ---   --------  -------   -------    ------  -------
Balance, December 31,
 1996...................        --    $--   7,537,876  $75   (157,539) ($2,388)  $24,211    $9,232  $31,130
                         ==========   ====  =========  ===   ========  =======   =======    ======  =======

 The accompanying notes are an integral part of these consolidated statements.



                        XCELLENET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996     1995      1994
                                                   --------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income....................................... $    --   $ 3,802  $  3,555
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Writeoff of WorldLink product line..............    3,037      --        --
  Issuance of restricted stock....................      124      --        --
  Depreciation and amortization...................    3,030    2,330     1,351
  Increase in trade receivables...................   (5,215)  (1,601)   (2,101)
  Increase in prepaid expenses and other current
   assets.........................................     (335)     (55)     (251)
  (Increase) decrease in income taxes receivable..     (271)     494      (899)
  (Increase) decrease in deferred income tax
   assets.........................................     (754)     --        295
  Decrease in other long-term assets..............      --       --        186
  Increase (decrease) in current liabilities......    1,916      (77)    1,253
  Increase in long-term liabilities...............       25       18        83
                                                   --------  -------  --------
    Total adjustments.............................    1,557    1,109       (83)
                                                   --------  -------  --------
    Net cash provided by operating activities.....    1,557    4,911     3,472
                                                   --------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in short-term investments....    6,958    1,655   (10,770)
 Purchase of WorldLink product line...............   (3,037)     --        --
 Purchases of furniture, fixtures, and equipment..   (2,879)  (3,217)   (2,749)
 Additions to capitalized software development
  costs...........................................   (2,108)    (319)     (786)
 Decrease (increase) in long-term investments.....     (225)     (35)      142
 Other............................................      (77)     (12)      114
                                                   --------  -------  --------
    Net cash used in investing activities.........   (1,368)  (1,928)  (14,049)
                                                   --------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock.......................      --    (8,000)      --
 Proceeds from issuance of common stock, net of
  related costs...................................      635      505    17,942
 Income tax benefits related to exercise of stock
  options.........................................      480    1,131       948
 Other............................................      (21)     (50)       41
                                                   --------  -------  --------
    Net cash provided by (used in) financing
     activities...................................    1,094   (6,414)   18,931
                                                   --------  -------  --------
Net increase (decrease) in cash and cash equiva-
 lents............................................    1,283   (3,431)    8,354
Cash and cash equivalents, beginning of year......    9,304   12,735     4,381
                                                   --------  -------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............ $ 10,587  $ 9,304  $ 12,735
                                                   ========  =======  ========
SUPPLEMENTAL DISCLOSURES:
 Interest paid.................................... $    --   $   --   $      1
 Income taxes paid................................ $    887  $ 1,253  $  1,771

 The accompanying notes are an integral part of these consolidated statements.



                       XCELLENET, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  The accompanying consolidated financial statements include the accounts of XcelleNet, Inc. and its wholly owned subsidiaries (the "Company"). The Company develops, markets and supports software utilities that improve the manageability and enhance the performance of remote access computing for users who routinely work offline and periodically dial in to enterprise systems to exchange or synchronize information.

  The Company's foreign subsidiaries accounted for approximately 9%, 9% and 7% of consolidated revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Thus, separate disclosure is not included.

  On April 14, 1994, the Securities and Exchange Commission declared effective the Company's registration statement relating to the initial public offering of its common stock. The offering was comprised of 2,300,000 shares (1,810,000 shares issued by the Company and 490,000 shares sold by certain existing shareholders) at an initial offering price of $11.00 per share. The net proceeds to the Company (after underwriters' discounts and commissions and other costs associated with the offering of $2,144,000) totaled $17,766,000.

 Basis of Presentation

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Change in Company Year End

  Effective December 31, 1993, the Company changed its fiscal year-end from June 30 to December 31. All prior year financial statements have been restated to reflect a December 31 year-end.

 Recent Accounting Pronouncements

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS 121"), which becomes effective for fiscal years beginning after December 15, 1995. SFAS 121 established standards for determining when impairment losses on long lived assets have occured and how impairment losses should be measured. The Company adopted SFAS 121 effective January 1, 1996. The financial statement impact of adopting SFAS 121 was not material.

  The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement, shall disclose the pro forma effects on earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 Cash, Cash Equivalents, and Short-term Investments

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist of the following (in thousands):

                                                                AT DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
Municipal securities........................................... $ 1,658 $ 5,860
U.S. Government agencies.......................................     499   1,751
Corporate notes and bonds......................................     --    1,005
U.S. Treasury securities.......................................     --      499
                                                                ------- -------
Short-term investments......................................... $ 2,157 $ 9,115
                                                                ======= =======

  The fair value of financial instruments is estimated based on quoted market prices. Differences between the fair value and the cost of investments are recorded as unrealized gains (losses) in additional paid-in capital. All investments are considered available for sale and have effective maturities of less than one year.

 Furniture, Fixtures, and Equipment

  Furniture, fixtures, and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized. Furniture, fixtures, and equipment consist of the following (in thousands):

                                                               AT DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
Computer equipment............................................ $ 7,814  $ 6,771
Furniture and fixtures........................................   2,540    2,408
Leasehold improvements........................................     676      600
Automobiles...................................................     168       81
                                                               -------  -------
                                                                11,198    9,860
Less accumulated depreciation.................................  (5,820)  (4,975)
                                                               -------  -------
Furniture, fixtures, and equipment, net....................... $ 5,378  $ 4,885
                                                               =======  =======

 Capitalized Software Development Costs

  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software development costs when a new or enhanced product is released for customer testing and ceases capitalization when the product is released for sale. Software development costs of $2,108,000, $319,000 and $786,000 were capitalized in 1996, 1995, and 1994, respectively. Amortization of capitalized software development costs begins as products are made available for sale, with annual amortization equal to the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product or the straight-line method over the remaining estimated economic life of the product, which is a maximum of three years. Amortization expense is included in costs of license fees. Amortization totaled $644,000, $332,000, and $48,000 in 1996, 1995, and 1994, respectively.



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 Revenue Recognition

  The Company's revenues are generated from the licensing of its software products; from fees paid for extended warranties and rights to upgrades and updates ("maintenance") of the software products; and from training, installation, implementation, support, and consulting services related to such software products. In accordance with AICPA Statement of Position No. 91-1, Software Revenue Recognition, the Company recognizes revenue from software licenses upon the execution of a license agreement and delivery of the product to a customer, provided the Company has no significant future obligations and collection of the license fees is probable. Maintenance fees are recognized on a straight-line basis over the period covered by the related contract. Service revenues are recognized when the specific service is performed.

 Advertising

  The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial, and software magazines and newspapers. The cost of each advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $2,171,000, $194,000 and $707,000 for 1996, 1995 and 1994, respectively. Advertising expense was $2,027,000, $194,000 and $707,000 for 1996, 1995 and 1994, respectively. Unamortized advertising costs included in prepaid expenses were $144,000 and $0 at December 31, 1996 and 1995, respectively.

 Other Income, Net

  Other income primarily includes interest income. Interest income was $911,000, $1,256,000, and $719,000 in 1996, 1995, and 1994, respectively.

 Income Taxes

  Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

 Net Income Per Share

  Net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock and stock options have been included in the computation when dilutive. The difference between primary and fully diluted earnings per share is not material for any of the periods presented, and fully diluted earnings per share have therefore been excluded.

 Foreign Currency Translation

  Non-U.S. assets and liabilities are translated into U.S. dollars using the balance sheet date exchange rates. Revenues and expenses are translated at average rates during the period. Foreign currency translation adjustments are reflected as increases (decreases) in additional paid-in capital and were $63,000, $(12,000) and $38,000 in 1996, 1995 and 1994, respectively.
Cumulative foreign currency translation adjustments were $76,000 and $13,000 at December 31, 1996 and 1995, respectively.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2. SHAREHOLDERS' EQUITY

 Convertible Preferred Stock

  Upon closing of the Company's initial public offering in April 1994, all of the outstanding shares of each series of convertible preferred stock were converted, on a 3-for-1 basis, into a total of 3,187,782 shares of common stock. The convertible preferred stock converted into common stock has been returned to the status of authorized but unissued shares of preferred stock. At December 31, 1996 and 1995, 10,000,000 shares were authorized and none were issued or outstanding.

 Stock Options

  The Company maintains three stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), the 1994 Stock Option Plan for Outside Directors (the "Director Plan"), and the 1996 Long-Term Incentive Plan (the "LTIP"). The 1987 Plan provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and stock appreciation rights ("SARs") to employees and officers of the Company. The Director Plan provides for the issuance of NQSOs to non-employee members of the Company's Board of Directors who are not prohibited by their employer from receiving options under the Director Plan. The LTIP Plan provides for the issuance of ISOs, NQSOs, SARs and other stock-based awards to employees, officers and directors of the Company. Additionally, the Company has granted NQSOs to non-employee Directors and consultants on an individual basis and not under a plan. A total of 516,945 options were exercisable at December 31, 1996.

  Under the 1987 Plan, ISOs, NQSOs, and SARs to purchase a total of 2,650,000 shares were authorized for issuance, of which 1,327,756 options were outstanding and 345,773 options were exercisable at December 31, 1996. All options have been granted at the fair market value of the Company's common stock at the date of grant. The ISOs and NQSOs are generally exercisable beginning one to three years from the date of grant, after which options vest over a period not to exceed ten years from the date of grant and terminate ten years from the date of grant. No SARs have been granted under the plan.

  During 1994, the Company adopted the Director Plan, under which 300,000 shares were authorized for issuance. Under the Director Plan, the Company automatically grants nonqualified stock options to purchase 40,000 shares of common stock, at the fair market value of the Company's common stock at the date of grant, to each eligible non-employee member of the Company's Board of Directors. These options vest over a four-year period and terminate five years from the date of grant. A total of 240,000 options were outstanding, of which 70,000 options were exercisable, at December 31, 1996.

  During 1996, the Company adopted the LTIP Plan, under which 3,000,000 shares were authorized for issuance, of which 437,950 options were outstanding, and none were exercisable, at December 31, 1996. All options have been granted at the fair market value or higher of the Company's common stock at the date of grant. The ISOs and NQSOs are exercisable beginning one year from the date of grant, after which options vest over a period not to exceed ten years from the date of grant and terminate up to ten years from the date of grant. No SARs or other stock-based awards have been granted under the plan.

  The Company has granted NQSOs to purchase shares on an individual basis and not under a plan, on terms similar to the 1987 Plan. At December 31, 1996, 101,172 options were outstanding and exercisable.



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Changes in all outstanding options are as follows:

                                                          PRICE RANGE   SHARES
                                                          ------------ ---------
   Outstanding at December 31, 1993...................... $ .07-$ 4.00 1,962,138
    Granted..............................................  7.50- 14.50   437,800
    Exercised............................................   .07-  4.00   451,276
    Forfeited............................................   .32-  4.00   103,215
                                                          ------------ ---------
   Outstanding at December 31, 1994......................   .07- 14.50 1,845,447
    Granted.............................................. 15.50- 30.25   488,500
    Exercised............................................   .07- 11.00   403,037
    Forfeited............................................   .47- 23.50   197,071
                                                          ------------ ---------
   Outstanding at December 31, 1995......................   .07- 30.25 1,733,839
    Granted.............................................. 10.00- 19.00 1,172,007
    Exercised............................................   .32- 10.00   347,831
    Forfeited............................................   .47- 30.25   451,137
                                                          ------------ ---------
   Outstanding at December 31, 1996...................... $ .07-$23.50 2,106,878
                                                          ============ =========

  In 1996, 1995 and 1994, the Company recognized income tax benefits of $480,000, $1,131,000 and $948,000, respectively, related to disqualifying dispositions of ISOs and NQSO exercises. These benefits were recorded as increases to additional paid-in capital.

 Stock-Based Compensation

  During 1995, the FASB issued SFAS 123 which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

  The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions used for grants in 1996 and 1995:

   Risk free interest rate........................................   6.17%-6.48%
   Expected dividend yield........................................            0%
   Expected lives................................................. 4.2-5.8 years
   Expected volatility............................................         73.6%



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
  The total fair value of the options granted during the years ended December 31, 1996 and 1995 were computed as approximately $7,580,000 and $4,938,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's reported pro forma net income (loss) and pro forma net income (loss) per share for the years ended December 31, 1996 and 1995 would have been as follows (in thousands):

                                                                  DECEMBER 31,
                                                                  --------------
                                                                   1996    1995
                                                                  ------  ------
Net income (loss):
 As reported..................................................... $   --  $3,802
 Pro forma....................................................... (2,027)  2,817
Primary EPS:
 As reported.....................................................     --     .45
 Pro forma.......................................................   (.28)    .33

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

  The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 ------------------------------------------- --------------------------
    ACTUAL         NUMBER    WEIGHTED-AVERAGE   WEIGHTED-      NUMBER      WEIGHTED-
   RANGE OF      OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
EXERCISE PRICES  AT 12/31/96 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
---------------  ----------- ---------------- -------------- ----------- --------------
$  .07-
   0.47             176,689        2.9            $  .27       176,689       $  .27
  1.08-
   1.08             136,227        5.6              1.08        89,754         1.08
  2.33-
   2.33              34,095        6.2              2.33        14,101         2.33
  4.00-
   4.00             257,199        6.7              4.00       122,925         4.00
  7.50-
   7.50              81,150        7.6              7.50            --           --
 10.00-
  14.99           1,188,192        8.4             12.32        84,900        10.71
 15.50-
  19.00             180,076        6.8             16.99        17,926        15.81
 23.50-
  23.50              53,250        8.3             23.50        10,650        23.50
-------           ---------        ---            ------       -------       ------
$  .07-
  23.50           2,106,878        7.3            $ 9.90       516,945       $ 4.09
=======           =========        ===            ======       =======       ======

 Restricted Stock

  During 1996, the Company issued 10,000 shares of restricted stock to an executive officer at no cost. The fair market value of the stock at the date of issuance was $12.375 per share and the Company recorded compensation expense of $123,750 related to the stock issuance.



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 Employee Stock Purchase Plan

  During 1995, the Company established an employee discount stock purchase plan for eligible employees of XcelleNet, Inc. and designated subsidiaries and authorized 300,000 shares for issuance under this plan. Participants may use up to 10% of their compensation to purchase the Company's common stock at the end of each six-month plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 1996, there were 256,665 shares of stock reserved for issuance under this plan. The weighted average fair value of the purchase rights granted in 1996 and 1995 was $14.42 and $18.49, respectively.

 Treasury Stock

  In November 1995, the Company's Board of Directors approved the repurchase of 527,879 shares of its common stock from Motorola, Inc. at a negotiated price of approximately $15.15 per share. The closing price of the Company's common stock on the date of the transaction was $15.50. After the transaction, Motorola, Inc. owned 731,047 shares of the Company's common stock.

  Additionally, on October 27, 1995, the Company's Board of Directors authorized a common stock repurchase program of up to 350,000 shares. The stock repurchase plan authorizes the Company to periodically purchase shares in the open market or through privately negotiated transactions to meet the requirements of its stock-based compensation plans.

3. INCOME TAXES

  The components of the income tax provision are as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1996     1995     1994
                                                       ------- -------- --------
   Current:
    Federal........................................... $  621  $  1,792 $  1,657
    State.............................................    113       303      278
    Foreign...........................................     33       --       --
                                                       ------  -------- --------
                                                          767     2,095    1,935
                                                       ------  -------- --------
   Deferred:
    Federal...........................................   (663)      128      410
    State.............................................   (104)        7       30
    Foreign...........................................    --        --       --
                                                       ------  -------- --------
                                                         (767)      135      440
                                                       ------  -------- --------
                                                       $  --   $  2,230 $  2,375
                                                       ======  ======== ========

  The Company's effective tax rate varies from the statutory federal income tax rate as a result of the following items:

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1996      1995      1994
                                                   --------  -------   -------
   Statutory federal income tax rate..............       34%      34%       34%
   Foreign losses providing no tax benefit........       25        1         2
   State income taxes, net of federal benefit.....        3        3         3
   R&D tax credits................................      (35)      (3)       (2)
   FSC tax benefit................................       (2)      --        --
   State tax credits..............................       (9)      --        --
   Tax exempt interest income.....................      (19)      (2)       --
   Other, net.....................................        3        4         3
                                                   --------  -------   -------
   Effective tax rate.............................       --%      37%       40%
                                                   ========  =======   =======



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
  The sources of the difference between the financial reporting and income tax bases of the Company's assets and liabilities that give rise to the deferred income tax liabilities and assets and the tax effects of each are as follows (in thousands):

                                                              AT DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              --------  -------
Deferred income tax liabilities:
 Capitalized software development costs...................... $    832  $   286
 Prepaid marketing expense...................................       55      121
 Other.......................................................       83       99
                                                              --------  -------
                                                                   970      506
                                                              --------  -------
Deferred income tax assets:
 Software acquisition........................................   (1,115)     --
 Net losses from foreign subsidiaries........................     (533)    (433)
 Deferred lease credits......................................     (302)    (316)
 Allowance for doubtful accounts receivable..................     (181)     (97)
 Other.......................................................     (126)     (60)
                                                              --------  -------
                                                                (2,257)    (906)
                                                              --------  -------
Valuation allowance for deferred income tax assets...........      533      433
                                                              --------  -------
Net deferred income tax (assets) liabilities................. $   (754) $    33
                                                              ========  =======

  The losses from the Company's U.K. operations were $258,000, $190,000, and $289,000 in 1996, 1995, and 1994, respectively. The income tax benefit related to losses since inception of $533,000 and $433,000 at December 31, 1996 and 1995, respectively, has been offset by a valuation allowance due to the uncertainty of realization.

4. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain office space and equipment under noncancelable operating lease agreements, which expire at various dates through 2000. In 1996, 1995, and 1994, rent expense under these agreements totaled $1,754,000, $1,131,000, and $790,000, respectively.

  For financial reporting purposes, rent expense and lease incentives related to the office lease are being recognized on a straight-line basis over the term of the lease. The lease incentives and accrued lease costs resulted in deferred credits of $885,000 and $847,000 at December 31, 1996 and 1995, respectively, the majority of which are included in long-term liabilities in the accompanying balance sheets.



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Future minimum payments due under all noncancelable operating lease agreements at December 31, 1996 are as follows (in thousands):

                                                       YEAR ENDING DECEMBER 31,
                                                       ------------------------
       1997........................................... $        2,412
       1998...........................................          2,411
       1999...........................................          2,472
       2000...........................................          1,737
       2001...........................................             41
       Thereafter.....................................            --
                                                       --------------
                                                       $        9,073
                                                       ==============

 Employment Agreement

  The Company has entered into an agreement with its Chief Executive Officer ("CEO") that permits the CEO to obtain, at no cost, a license to use the full range of the Company's products at one central site, and on up to 250 nodes for his own internal business, charitable, or educational purposes. The CEO's license right commences when his employment with the Company, any subsidiary of the Company, or any 40% shareholder of the Company, is terminated other than for cause, or in the event the CEO resigns from employment following a change in control, as defined. This agreement has a term of twenty years following the CEO's termination of employment.

 Legal Proceedings

  The Company is not a party to any material legal proceedings.

5. RELATED PARTY TRANSACTIONS

  Electronic Commerce, Inc. ("E-Comm"), a system integrator based in Raleigh, North Carolina that remarkets the Company's software to end-user customers, is partially owned by the brother of the Company's CEO. During 1995 the Company's CEO personally loaned E-Comm $200,000 which was outstanding at December 31, 1996, in the form of an unsecured note for working capital purposes. Subsequent to year end, this loan was paid back in full in conjunction with the acquisition of E-Comm by the Company. See Note 7 "Subsequent Events."

  During 1996, 1995 and 1994, E-Comm purchased software from the Company totaling $734,000, $852,000 and $63,000, respectively, of which $734,000,
$664,000 and $63,000 were remarketed to end-user customers and the balance was used internally. All of these transactions were at the Company's standard terms and conditions. At December 31, 1996 and 1995, $107,000 and $243,000, respectively, were receivable from E-Comm and related to remarketing activities. See Note 7 "Subsequent Events."

6. NONRECURRING CHARGES

  Effective November 5, 1996, the Company acquired all tangible and intangible WorldLink software rights from The NetPlex Group, Inc. under the terms of an asset purchase agreement for a total consideration of approximately $3,037,000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" ("APB 16"), and accordingly, the purchase price was allocated to goodwill as of the acquisition date. An amount equal to the purchase price was recorded on the Company's statement of operations as nonrecurring charges due to uncertainties regarding its recoverability.



                       XCELLENET, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  In addition, the Company recorded nonrecurring charges of $459,000 primarily representing severance plus hiring costs associated with certain key employees.

7. SUBSEQUENT EVENTS

  The following events have occurred subsequent to December 31, 1996:

 Acquisition of E-Comm

  During January 1997, the Company acquired all of the outstanding shares of E-Comm for a total consideration comprising cash and stock of approximately $2,675,000. The Company will account for the acquisition as a purchase in accordance with APB 16. See Note 5 "Related Party Transactions."

 Potential Public Stock Offering

  During January 1997, the Company commenced an underwritten offer to the public of up to 655,953 shares of the Company's common stock (the "Offering") (excluding shares that may be sold upon exercise of the underwriters' over-allotment option and any selling shareholders' shares and including 157,539 shares currently classified as treasury stock in the Company's accompanying Consolidated Balance Sheets). It is currently anticipated that up to 844,047 shares would be offered by selling shareholders, of which no more than 113,000 shares would be offered by officers and directors of the Company. The Offering will commence as soon as practicable after a registration statement to be filed with the Securities and Exchange Commission by the end of February 1997 becomes effective.

 Employment Agreements

  During February 1997, the Company entered into employment agreements with certain of its executive officers that provide for compensation and benefit arrangements upon a change in control as defined in the agreements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                  MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

  The executive officers and directors of the Company and their ages as of February 24, 1997 are as follows:

                                                                       YEAR FIRST
          NAME           AGE                POSITION                ELECTED DIRECTOR
          ----           ---                --------                ----------------
Dennis M.                 44 Chairman of the Board, Chief Executive       1986
 Crumpler(3)(4).........     Officer and Director
Shereef W. Nawar(3).....  37 Chief Technical Officer and Director         1987
Corey M. Smith..........  40 President
Sidney V. Sack..........  51 Executive Vice President, Chief
                             Financial Officer and Assistant
                             Secretary
Stefanus F. Coetzee.....  44 Vice President--North American
                             Customer Operations
W. Michael Parham.......  43 Vice President--North American Sales
Jeanne N. Bateman.......  42 Vice President--Finance, Treasurer and
                             Secretary
Joel A. Miller..........  37 Vice President--Human Resources
Stephen P.                55 Director                                     1995
 Bradley(2)(3)..........
Donald L. House(1)(4)...  55 Director                                     1992
Richard C.                58 Director                                     1990
 Marcus(1)(2)(4)........
Geoffrey A. Moore(3)....  50 Director                                     1996
Richard L. Nolan(3).....  56 Director                                     1995
Jeffrey P. Parker(2)....  53 Director                                     1990

--------
(1) Member of the Audit Committee.
(2) Member of the Compensation and Stock Option Committee.
(3) Member of the Strategic Oversight Committee.
(4) Member of the Nominating Committee.

  Each of the directors of the Company serves until the next annual meeting of the shareholders of the Company or until his successor is elected and qualifies. Each of the executive officers of the Company serves at the pleasure of the Board of Directors.

  Mr. Crumpler is a co-founder of the Company and has served as Chairman of the Board, a director and Chief Executive Officer of the Company since its inception in 1986. Mr. Crumpler also served as the President of the Company from September 1986 to October 1992 and from September 1996 to January 1997.

  Mr. Nawar is a co-founder of the Company. Mr. Nawar has served as a director of the Company since 1987, and has served as the Company's Chief Technical Officer since October 1992. Mr. Nawar served as the Company's Vice President of Development from 1987 until October 1992.

  Mr. Smith joined the Company in September 1996 as its Executive Vice President responsible for marketing and became President in January 1997. Prior to joining the Company, Mr. Smith was the President of Decision Point Data, a human resources decision support software company, from October 1995 until September 1996. He served as the President and Chief Executive Officer of Creative Multimedia, Inc., a consumer CD-ROM multimedia company, from December 1993 until September 1995. In July 1992 Mr. Smith founded Legacy Venture Capital and served as its President and General Partner from July 1992 until September 1994 and continues to serve as General Partner. From January 1988 until May 1992, Mr. Smith was the President and Chief Executive Officer of Central Point Software, Inc., a personal computer utilities software company. From 1978 to October 1988, Mr. Smith served in various positions at Hewlett-Packard Company including market development and product marketing manager positions.

  Mr. Sack joined the Company in September 1990 as its Chief Financial Officer. Mr. Sack has served as an Executive Vice President of the Company since September 1996. Mr. Sack has served as Assistant Secretary of the Company since January 1995 and from October 1990 to October 1991, and served as the Secretary of the Company from October 1991 to January 1995. He also served as Chief Operating Officer of the Company from September 1996 to January 1997.

  Mr. Coetzee joined the Company in April 1992 as Managing Director of XcelleNet Ltd. Mr. Coetzee served as the Company's Vice President-- International from January 1995 until August 1995, Vice President--Global Customer Operations from August 1995 to April 1996, and has been Vice President--North American Customer Operations since April 1996. From 1988 until 1992, he was employed by Dun & Bradstreet Europe Ltd., a business information services company.

  Mr. Parham joined the Company in November 1988 as its Director of Sales, served as the Vice President--Sales from December 1990 to April 1996, and has served as Vice President--North American Sales since April 1996.

  Ms. Bateman joined the Company in December 1993 as its Vice President and Treasurer, and has been Secretary of the Company since January 1995 and Vice President--Finance since April 1995. Prior to joining the Company, Ms. Bateman was employed by HBO & Company, a healthcare information systems company, from December 1985 until August 1993, and served as its Vice President and Treasurer from March 1993 to August 1993 and its Assistant Treasurer, Investor Relations from January 1991 to March 1993.

  Mr. Miller joined the Company as its Director of Human Resources in February 1995 and has served as the Company's Vice President--Human Resources since October 1995. Prior to joining the Company, he held various positions in manufacturing, sales and administration with Procter & Gamble Company, a consumer products company, over a period of fourteen years, including Manager of Corporate Training & Development for P&G China, Ltd. from February 1992 until April 1994.

  Mr. Bradley has served as a director of the Company since October 1995. Mr. Bradley is currently a professor at the Harvard Business School, a position he has held since 1968. He also serves as the Chairman of the Harvard Business School's Competition and Strategy Area. From September 1993 to January 1996, Mr. Bradley served as the Senior Associate Dean for Faculty Development at the Harvard Business School. Mr. Bradley is a director of RDM Sports Group, Inc. (formerly Roadmaster Industries, Inc.), a sporting goods company.

  Mr. House has served as a director of the Company since 1992. Mr. House has served as the Chairman of the Board of SQL Financials International, Inc., an early-stage client/server software company since January 1993. From January 1992 until December 1992, he was President of Prentice Hall Professional Software, a subsidiary of Simon and Schuster, Inc. Since 1988, he has been a consultant and investor in a number of early-stage technology firms, including the Company.

  Mr. Marcus has served as a director of the Company since 1990. Mr. Marcus is a principal of InterSolve Group Inc., a firm that provides management consulting services to companies in several industries. He has served in this capacity since InterSolve was formed in 1991. From December 1994 until December 1995, Mr. Marcus was also the Chief Executive Officer of Plaid Clothing Group, Inc., a manufacturer of tailored clothing. Plaid Clothing Group filed a voluntary federal bankruptcy petition in July 1995. From January 1989 to January 1992, Mr. Marcus was a principal of RCM Consulting, a provider of consulting services to the retail industry. From 1979 until 1988, Mr. Marcus was Chief Executive Officer of Neiman-Marcus, a department store retailer. Mr. Marcus is a director of Zale Corporation and a member of its compensation committee. He is also a director of Edisol Bros. Stores, a specialty retailer of apparel.

  Mr. Moore has served as a director of the Company since March 1996. Mr. Moore is a founder of The Chasm Group, a firm that provides marketing strategy and organizational consulting to high-technology companies. He has served as President of that firm since it was founded in 1992. From 1987 until 1992, Mr. Moore was a principal and partner of Regis McKenna, Inc., a high-technology marketing and communications company. Mr. Moore is a director of Broadvision, Inc., a supplier of software applications for enabling personalized business on the Web.

  Mr. Nolan has served as a director of the Company since 1995. Mr. Nolan is currently a professor at the Harvard Business School, a position he has held since July 1991. From 1977 to July 1991, Mr. Nolan served as a principal of KPMG Peat Marwick, and as Chairman of the Board of Nolan, Norton & Co., a technology-strategy consulting firm. Mr. Nolan was a general partner of Lincoln North Associates Limited Partnership ("Lincoln") from 1986 to 1994, and was a general partner of Cranberry Hill Associates Limited Partnership ("Cranberry") from 1984 to 1993. Lincoln and Cranberry owned office buildings in Massachusetts. Lincoln and Cranberry filed voluntary federal bankruptcy petitions in May 1993 and July 1992, respectively. Mr. Nolan is a director of H.F. Ahmanson & Company, a bank holding company.

  Mr. Parker has served as a director of the Company since 1990. Mr. Parker is a private investor focusing on start-up and early-stage investments. From October 1986 until December 1990, Mr. Parker was the Chief Executive Officer of Thomson Financial Services ("Thomson"), and from October 1986 to December 1991, Mr. Parker was also Chairman of the Board and Chief Executive Officer of First Call Corporation ("First Call"). Both Thomson and First Call are financial information service companies.


                            SECTION 16(a) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons except that Mr. Moore filed a late Form 3 in connection with his initial election to the Company's Board of Directors on March 9, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table presents certain summary information concerning compensation earned for services rendered in all capacities to the Company by the Company's Chief Executive Officer and each of the other five most highly compensated executive officers of the Company during 1996 (collectively, the "Named Executive Officers") for the years ended December 31, 1996, 1995 and 1994.


                          Summary Compensation Table

                                                                  Long Term
                                                                 Compensation
                                         Annual Compensation       Awards
                                        ----------------------    Securities
Name and                     Fiscal                               Underlying         All Other
Principal Position            Year      Salary ($)   Bonus ($)    Options (#)     Compensation ($)
------------------           ------     ----------   ---------   ------------     ----------------
Dennis M. Crumpler            1996       176,667      13,250       120,000          2,375 (1)
 Chairman,                    1995       160,000      16,320          -             2,234 (1)
 Chief Executive              1994       163,600      81,000          -               -
 Officer and Director

Stefanus F. Coetzee           1996       147,500       7,375        50,000            -
 Vice President --            1995        94,585      95,790        10,000        102,054 (2)
 North American               1994        88,395      59,651         6,000          4,061 (3)
 Customer Operations

Shereef W. Nawar              1996       131,667       9,875        41,413          3,602 (1)
 Chief Technical              1995       115,000       8,797        25,000          3,741 (1)
 Officer and Director         1994       115,000      45,500          -             2,363 (4)

W. Michael Parham             1996       114,996      75,300        40,000           1,155 (1)
 Vice President --            1995       117,491      93,896        10,000           1,304 (1)
 North American Sales         1994       110,000      78,885          -                282 (4)

Sidney V. Sack                1996       145,000       7,250        90,000           3,572 (1)
 Executive Vice President,    1995        76,815       6,222          -              3,928 (1)
 Chief Financial Officer      1994       120,000      59,000        22,400           2,265 (4)
 and Assistant Secretary

Corey M. Smith                1996        46,667     123,750       155,000          50,000 (5)
 President

------------
(1)  Includes premiums paid by the Company for term life insurance for Messrs.
     Nawar, Parham and Sack in 1996 of   $2,257, $204 and $2,592, respectively,
     and in 1995 of $2,257, $300 and $2,255, respectively, and matching contributions under the Company's qualified salary deferral plan under
     Section 401(k) of the Internal Revenue Code for Messrs. Crumpler, Nawar, Parham and Sack in 1996 of $2,375, $1,345, $951 and $980, respectively, and in 1995 of $2,234, $1,484, $1,004 and $1,673, respectively.
(2) Includes $97,079 of estimated relocation expenses from U.K. Customer Operations Center to Atlanta, $1,490 related to a Company supplied automobile, and $3,485 of matching contributions under the Company's U.K. subsidiary's retirement benefit program.
(3) Matching contributions under the Company's U.K. subsidiary's retirement benefit program.
(4)  Premiums paid by the Company for term life insurance.
(5)  Relocation expenses from Portland to Atlanta.

                             OPTION GRANTS IN 1996

     The following table presents further information on grants of stock options pursuant to the Company's 1987 Stock Option Plan and the Company's 1996 Long-Term Incentive Plan during the year ended December 31, 1996 to the Named Executive Officers. Such grants are reflected in the Summary Compensation Table above.

                                         Individual Grants
                       --------------------------------------------------    Potential Realizable
                                        % of                                    Value at Assumed
                       Number of       Options                                Annual Rates of Stock
                       Securities     Granted to     Exercise                Price Appreciation for
                       Underlying     Employees       or Base                    Option Term(1)
                        Options           in          Price    Expiration    -----------------------
Name                   Granted (#)    Fiscal Year     ($/Sh)      Date          5%($)       10%($)
----                   -----------    -----------    --------  ----------    ----------  -----------
Dennis M. Crumpler     22,017 (2)        1.94%      $ 14.988     9/30/01     $  52,881    $  153,144
                       37,983 (3)        3.36%      $ 13.625     9/30/06     $ 325,465    $  824,791
                       60,000 (4)        5.30%      $ 13.625     9/30/06     $ 514,121    $1,302,884

Stefanus F. Coetzee    14,171 (5)        1.25%      $ 12.250     2/27/06     $ 109,173    $  276,665
                       10,829 (5)         .96%      $ 12.250     2/27/06     $  83,426    $  211,418
                       12,500 (3)        1.10%      $ 13.625     9/30/06     $ 107,109    $  271,434
                       12,500 (4)        1.10%      $ 13.625     9/30/06     $ 107,109    $  271,434

Shereef W. Nawar       15,547 (6)        1.37%      $ 12.250     2/27/06     $ 119,773    $  303,529
                          866 (6)         .08%      $ 12.250     2/27/06     $   6,672    $   16,907
                        9,761 (7)         .86%      $ 12.250     2/27/06     $  75,198    $  190,567
                       15,239 (7)        1.35%      $ 12.250     2/27/06     $ 117,401    $  297,516

W. Michael Parham       9,998 (8)         .88%      $ 12.250     2/27/06     $  77,024    $  195,194
                       10,002 (8)         .88%      $ 12.250     2/27/06     $  77,055    $  195,272
                       10,000 (3)         .88%      $ 13.625     9/30/06     $  85,687    $  217,147
                       10,000 (4)         .88%      $ 13.625     9/30/06     $  85,687    $  217,147

Sidney V. Sack         22,534 (9)        1.99%      $ 12.250     2/27/06     $ 173,601    $  439,939
                        2,466 (9)         .22%      $ 12.250     2/27/06     $  18,998    $   48,145
                       32,500 (3)        2.87%      $ 13.625     9/30/06     $ 278,482    $  705,729
                       32,500 (4)        2.87%      $ 13.625     9/30/06     $ 278,482    $  705,729

Corey M. Smith         24,240 (10)       2.14%      $ 12.375     9/16/06     $ 188,650    $  478,075
                       25,760 (10)       2.28%      $ 12.375     9/16/06     $ 200,479    $  508,053
                       80,000 (11)       7.07%      $ 12.375     9/16/06     $ 622,606    $1,577,805
                       25,000  (3)       2.21%      $ 14.000     9/29/06     $ 220,113    $  557,810

___________
(1) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the option term, which is ten years for all options listed, except for 22,017 options granted to Mr. Crumpler for which the option term is five years. The assumed 5% and 10% rates of stock appreciation are mandated by the rules of the SEC and may not accurately reflect the appreciation of the price of the Common Stock from the grant date until the end of the option term. These assumptions are not intended to forecast future price appreciation of the Company's Common Stock.

(2) Incentive stock option granted at 10% above the fair market value of a share of the Company's Common Stock on the date of grant that will become exercisable on the first anniversary of the grant date, with 1/3 of the underlying shares becoming exercisable at that time, and an additional 1/3 becoming exercisable on each successive anniversary date until fully vested on the third anniversary date. The vesting of this option may be accelerated at the discretion of the Compensation and Stock Option Committee.

(3) Nonqualified stock option granted at the fair market value of a share of the Company's Common Stock on the date of grant that will become exercisable on the first anniversary of the grant date, with 1/3 of the underlying shares becoming exercisable at that time, and an additional 1/3 becoming exercisable on each successive anniversary date until fully vested on the third anniversary date. The vesting of this option may be accelerated at the discretion of the Compensation and Stock Option Committee.

(4) Nonqualified stock option granted at the fair market value of a share of the Company's Common Stock on the date of grant that will become exercisable on the first anniversary of the grant date, with 10% of the underlying shares becoming exercisable at that time, and an additional 10% becoming exercisable on each successive anniversary date through the ninth anniversary and the final 10% becoming exercisable one day prior to the tenth anniversary date. The vesting of a portion of these options may be accelerated upon the achievement of certain market values of a share of the Company's Common Stock. Additionally, the vesting of these options may be partially accelerated during the first 18 months after the grant date upon the occurrence of any event that changes control of the Company. The vesting of these options may also be accelerated at the discretion of the Compensation and Stock Option Committee.

(5) The option to acquire 14,171 shares is an incentive stock option, and the option to acquire 10,829 shares is a nonqualified stock option. Each of these options was granted at the fair market value of a share of the Company's Common Stock on the date of grant. The incentive stock option will become exercisable as to 634 shares on the first anniversary date, 1,518 shares on the second anniversary date, 2,693 shares on the third anniversary date, 4,326 shares on the fourth anniversary date and 5,000 shares on the fifth anniversary date, at which time the options will be fully exercisable. The nonqualified stock option will become exercisable as to 4,366 shares on the first anniversary, 3,482 shares on the second anniversary, 2,307 shares on the third anniversary and 674 shares on the fourth anniversary, at which time the option will be fully exercisable. The vesting of these options may be accelerated upon the occurrence of any event that in the opinion of the Board of Directors is likely to lead to a change in control of the Company (whether or not such a change in control actually occurs).

(6) The option to acquire 15,547 shares is an incentive stock option, and the option to acquire 866 shares is a nonqualified stock option. Each of such options was received in the Company's stock option repricing program in 1996 under which adjustments to the exercise price and term of certain stock options previously awarded were made. Each of these options was granted at the fair market value of a share of the Company's Common Stock on the date of grant. The incentive stock option will become exercisable as to 2,416 shares on the first anniversary of the grant date, 3,283 shares on the second anniversary, 3,282 shares on the third anniversary, 3,283 shares on the fourth anniversary and 3,283 shares on the fifth anniversary at which time the options will be fully exercisable. The nonqualified stock option will become fully exercisable on the first anniversary of the grant date. The vesting of these options may be accelerated upon the occurrence of any event that in the opinion of the Board of Directors is likely to lead to a change in control of the Company (whether or not such a change in control actually occurs).

(7) The option to acquire 9,761 shares is an incentive stock option, and the option to acquire 15,239 shares is a nonqualified stock option. Each of these options was granted at the fair market value of a share of the Company's Common Stock on the date of grant. The incentive stock option will become exercisable as to 4,880 shares on the second anniversary date and 4,881 shares on the third anniversary date, at which time the option will be fully exercisable. The nonqualified stock option will become exercisable as to 8,333 shares on the first anniversary, 3,453 shares on the second anniversary and 3,453 shares on the third anniversary, at which time the option will be fully exercisable. The vesting of these options may be accelerated upon the occurrence of any event that in the opinion of the Board of Directors is likely to lead to a change in control of the Company (whether or not such a change in control actually occurs).

(8) The option to acquire 9,998 shares is an incentive stock option, and the option to acquire 10,002 shares is a nonqualified stock option. Each of these options was granted at the fair market value of a share of the Company's Common Stock on the date of grant. The incentive stock option will become exercisable as to 2,668 shares on the first anniversary date, 3,004 shares on the second anniversary date and 4,326 shares on the third anniversary date, at which time the option will be fully exercisable. The nonqualified stock option will become exercisable as to 3,998 shares on the first anniversary, 3,663 shares on the second anniversary and 2,341 shares on the third anniversary, at which time the option will be fully exercisable. The vesting of these options may be accelerated upon the occurrence of any event that in the opinion of the Board of Directors is likely to lead to a change in control of the Company (whether or not such a change in control actually occurs).

(9) The option to acquire 22,534 shares is an incentive stock option, and the option to acquire 2,466 shares is a nonqualified stock option. Each of these options was granted at the fair market value of a share of the Company's Common Stock on the date of grant. The incentive stock option will become exercisable as to 6,208 shares on the first anniversary date, 8,163 shares on the second anniversary date and 8,163 shares on the third anniversary date, at which time the option will be fully exercisable. The nonqualified stock option will become exercisable as to 2,125 shares on the first anniversary, 170 shares on the second anniversary and 171 shares on the third anniversary, at which time the option will be fully exercisable. The vesting of these options may be accelerated upon the occurrence of any event that in the opinion of the Board of Directors is likely to lead to a change in control of the Company (whether or not such a change in control actually occurs).

(10) The option to acquire 24,240 shares is an incentive stock option, and the option to acquire 25,760 shares is a nonqualified stock option. Each of these options was granted at the fair market value of a share of the Company's Common Stock on the date of grant. Each option will become exercisable on the first anniversary of the grant date, with 1/3 of the underlying shares becoming exercisable at that time, and an additional 1/3 becoming exercisable on each successive anniversary date until fully vested on the third anniversary date. The vesting of these options may be accelerated upon the occurrence of any event that in the opinion of the Board of Directors is likely to lead to a change in control of the Company (whether or not such a change in control actually occurs).

(11) Nonqualified stock option granted at the fair market value of a share of the Company's Common Stock on the date of grant that will become exercisable on the first anniversary of the grant date, with 10% of the underlying shares becoming exercisable at that time, and an additional 10% becoming exercisable on each successive anniversary date through the ninth anniversary and the final 10% becoming exercisable one day prior to the tenth anniversary date. The vesting of a portion of these options may be accelerated upon the achievement of certain market values of a share of the Company's Common Stock. Additionally, the vesting of these options may be partially accelerated during the first 18 months upon the occurrence of any event that changes control of the Company. The vesting of these options may be accelerated upon the occurrence of any event that in the opinion of the Board of Directors is likely to lead to a change in control of the Company (whether or not such a change in control actually occurs).

                      AGGREGATED OPTION EXERCISES IN 1996
                          AND YEAR-END OPTION VALUES

     The following table presents information with respect to options exercised by the Named Executive Officers during 1996 and the unexercised options to purchase the Company's Common Stock granted in 1996 and prior years under the 1987 Stock Option Plan and the 1996 Long-Term Incentive Plan and held by them as of December 31, 1996.

                                                               Number of Securities               Value of Unexercised
                                                              Underlying Unexercised              In-the-Money Options
                                                           Options at Fiscal Year-End (#)       at Fiscal Year-End ($)(2)
                       Shares Acquired         Value       ------------------------------      ---------------------------
Name                   on Exercise (#)    Realized ($)(1)  Exercisable      Unexercisable      Exercisable   Unexercisable
----                   ---------------    ---------------  -----------      -------------      -----------   -------------
Dennis M. Crumpler                -                  -               -            120,000                -      $270,002

Stefanus F. Coetzee               -                  -          33,551             81,199         $451,830      $433,827

Shereef W. Nawar                  -                  -          53,046             65,392         $694,231      $476,736

W. Michael Parham                 -                  -          32,432             59,898         $449,098      $282,841

Sidney V. Sack                3,990            $29,925          28,385             95,985         $209,768      $331,943

Corey M. Smith                    -                  -               -            155,000                -      $540,625

------------
(1) "Value Realized" represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.

(2) Represents the fair market value as of December 31, 1996 ($16.125 per share closing stock price) of the option shares less the exercise price of the options.

                          TEN YEAR OPTION REPRICINGS

 The following table presents information with respect to adjustments to the exercise price and term of stock options previously awarded to any current executive officer since the Company became a reporting company, pursuant to the Securities Exchange Act of 1934 on April 14, 1994.

                                 Number of
                                Securities                                                    Length of Original
                                Underlying     Market Price of   Exercise Price                   Option Term
                                  Options       Stock at Time      at Time of      New         Remaining at Date
                                Repriced or    of Repricing or    Repricing or    Exercise      of Repricing or
Name                   Date     Amended (#)     Amendment ($)     Amendment ($)   Price ($)       Amendment
----                 -------    -----------    ---------------   ---------------  ---------   -------------------
Jeanne N. Bateman    2/29/96      3,939           $12.25            $23.50         $12.259    9 years, 2 months
Joel A. Miller       2/29/96      9,848           $12.25            $23.50         $12.259    9 years, 2 months
Shereef W. Nawar     2/29/96     16,413           $12.25            $23.50         $12.259    9 years, 2 months


Compensation and Stock Option Committee Report on Stock Option Repricing
------------------------------------------------------------------------

The Company uses stock options as a significant element of compensation. Stock options are used to attract, retain, and motivate key employees, as well as helping to align the interests of employees and shareholders. As the

Company's stock price falls below the employee's stock option exercise price, the options may lose a relative portion of their motivational and retentive value. As the difference between the two prices increases, the perceived value of the options degrade. This situation occurred at XcelleNet in the fourth quarter of 1995, as XcelleNet's stock price had dropped to the $11-$12 range from a high of over $33 in February 1995. The Company needed to restore the motivational and retentive value of the existing stock options in order to promote the successful implementation of XcelleNet's growth strategies. As such, in January 1996, the Committee approved a stock option repricing program which was offered to all employees who held options. This program allowed the employee to replace all options with an exercise price of $15 or higher (granted under the 1987 Stock Option Plan) for a fewer number of options at the current fair market value, conditioned on the surrender of the previously granted options. There were two trade-offs to this program. First, the number of new options granted were proportionally less than the original grant, using a future stock valuation formula. Second, the vesting of the newly-granted options would start anew, thus ensuring the long-term commitments intended. A total of 83 out of 136 eligible employees (61%) chose to reprice their options, resulting in the repricing and reissuance of a total of 173,431 stock options and the net cancellation of 81,319 options. For all executive officers the number of options elected for repricing totaled 46,000, which converted to 30,200 after repricing, yielding net cancellations of 15,800 options.


Compensation and Stock Option Committee
---------------------------------------

 Stephen P. Bradley
 Richard C. Marcus
 Jeffrey P. Parker


     INDEMNIFICATION OF OFFICERS

     The Company is obligated to indemnify each of its executive officers under the Company's Amended and Restated Bylaws and separate indemnification agreements with each executive officer.

     EMPLOYMENT ARRANGEMENTS

     In March 1994, the Company entered into an agreement with Mr. Crumpler (the "Crumpler Agreement"), which provides that in the event that Mr. Crumpler's employment with the Company, any subsidiary of the Company or any forty percent (40%) shareholder of the Company is terminated other than for cause, or in the event that Mr. Crumpler resigns from employment following a "change in control" (as defined in the Crumpler Agreement) of the Company, Mr. Crumpler may obtain at no cost a license to use the full range of the Company's RemoteWare products at one central site and on up to 250 nodes for his own business, charitable or educational purposes. In addition, under such circumstances, a business of which Mr. Crumpler owns at least twenty percent (20%) and in which he is actively involved in managing has the right to obtain licenses to use the Company's RemoteWare products on terms that are no less favorable than any granted to a licensee of similar size within the eighteen months prior to the grant of the license to this business. Each of these licenses will be granted pursuant to the Company's then standard software license agreement for its products, and Mr. Crumpler or the related business will be entitled to the Company's standard software support and maintenance agreements. The Crumpler Agreement has a term of twenty (20) years following the termination of Mr. Crumpler's employment as described above.

     In September 1996, the Company issued 10,000 shares of restricted Common Stock at no cost to Corey M. Smith, current President of the Company. The fair market value of the stock at the date of issuance was $12.375 per share, and the Company recorded $123,750 of compensation expense related to the stock issuance.

     In September 1996, two executive officers of the Company resigned. The Company entered into seperation agreements with them that included payments of $172,000. These payments are included in nonrecurring charges.

     The Company is a party to Change in Control Employment Agreements with certain of its executive officers. See Item 13 - Certain Relationships and Related Transactions.

     COMPENSATION OF DIRECTORS

     In 1996, the Company reimbursed directors for travel and other out-of-pocket expenses incurred in connection with their services as directors. In addition, each non-employee director has received an option to purchase 40,000 shares of the Company's common stock pursuant to the Company's 1994 Stock Option Plan for Outside Directors (the "Director Plan"). The Director Plan was adopted by the Board of Directors on March 2, 1994, amended by the Board of Directors on March 24, 1995, and approved by shareholders at the Company's 1995 Annual Meeting. The Director Plan is intended to be a "formula plan" as defined by Rule 16b-3(c)(2)(ii) promulgated under the Securities Exchange Act of 1934, as amended. Pursuant to the Director Plan, the Company automatically grants nonqualified options to each non-employee member of the Company's Board of Directors who is not prohibited by his employer from receiving options under the Director Plan (an "Outside Director"). All of the Company's six current Outside Directors have received options under the Director Plan. Each option granted under the Director Plan vests in four installments of 10,000 shares on each of the first four anniversaries of the first day of the first fiscal quarter of the Company beginning after the date of grant. If, during the year prior to any vesting date, any Outside Director fails to attend any regular meeting of the Board of Directors, then, on the day prior to such vesting, the option will terminate as to that number of shares equal to 10,000 multiplied by the percentage of such meetings not attended by the Outside Director.


              COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     From January 1, 1996 until April 22, 1996, Messrs. Crumpler, Marcus and Parker served on the Company's Compensation and Stock Option Committee. Since April 22, 1996, Messrs. Bradley, Marcus and Parker have served on the Compensation and Stock Option Committee.

     From time to time, certain members of the Company's Board of Directors, including members of the Compensation and Stock Option Committee, have provided, and been compensated for, consulting services to the Company. In 1996, Messrs. Bradley, House and Marcus provided such services and were compensated $5,000, $15,713 and $21,000, respectively. Mr. House also served in an ad hoc management oversight role on behalf of the Board of Directors and was compensated for $17,500 for meetings with management of the Company in that capacity. In consideration for his past services rendered to the Company, in July 1992 the Board of Directors resolved to provide Mr. Marcus a license at no cost to use the RemoteWare product suite for his own purposes to create an information system with up to 250 node sites. The Company has not yet provided any software or services to Mr. Marcus in connection with that resolution.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     Based on available information, the Company believes that set forth in the table below is information in connection with the beneficial ownership of Common Stock of the Company as of January 31, 1997 by the Company's directors, the Named Executive Officers (as defined herein), the directors and executive officers of the Company as a group (14 persons) and certain persons known to the Company to be beneficial owners of more than five percent of the outstanding Common Stock of the Company:

                       Name of Five Percent                                       Percentage of
                    Beneficial Owner, Director         Shares of Common Stock        Common
Title of Class      or Named Executive Officer         Beneficially Owned (1)   Stock Outstanding
--------------    -------------------------------      ----------------------   -----------------
Common Stock,     Five Percent Beneficial Owners:
$0.01 par value
                  Motorola, Inc.                                 731,047                  9.8%
                   1303 East Algonquin Road
                   Schaumburg, Illinois 60196

                  GeoCapital Corporation (2)                     730,398                  9.8%
                   767 Fifth Avenue
                   New York, New York  10153

                  Robert Fleming Inc. (3)                        445,850                  6.0%
                   320 Park Avenue, 11th Floor
                   New York, NY  10022

                  Directors and Named Executive
                  Officers:

                  Dennis M. Crumpler (4)                       1,434,831                 19.2%
                  Stephen P. Bradley (5)                          10,000                   *
                  Donald L. House (6)                             36,599                   *
                  Richard C. Marcus (7)                           81,494                  1.1%
                  Geoffrey A. Moore (5)                           10,000                   *
                  Shereef W. Nawar (8)                           157,498                  2.1%
                  Richard L. Nolan (9)                            20,000                   *
                  Jeffrey P. Parker (10)                         136,751                  1.8%
                  Stefanus F. Coetzee (11)                        42,694                   *
                  W. Michael Parham (12)                          82,630                  1.1%
                  Sidney V. Sack (13)                            103,666                  1.4%
                  Corey M. Smith                                  10,000                   *

                  Directors and Executive
                   Officers as a Group (14)                    2,149,841                 27.5%

--------
 *Less than one percent.
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
 (2) GeoCapital Corporation ("GeoCapital") is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. GeoCapital has sole investment power with respect to 730,398 shares and voting power with respect to none of the foregoing shares. The information herein regarding
     GeoCapital's stock ownership was obtained from a Schedule 13G filed by GeoCapital with the SEC and received by the Company on February 21, 1996. The Company makes no representation as to the accuracy or completeness of the information reported regarding GeoCapital.
 (3) Robert Fleming Inc. ("Fleming") is an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940. Fleming has shared investment power and shared voting power with respect to all of the foregoing shares. The information herein regarding Fleming's stock ownership was obtained from a Schedule 13G filed by Fleming with the SEC and received by the Company on February 16, 1996. The Company makes no representation as to the accuracy or completeness of the information reported regarding Fleming.
 (4) Includes 1,200,000 shares held by a limited partnership the general partner of which is a limited liability company of which Mr. Crumpler is the controlling manager. As such, Mr. Crumpler has voting and investment power over these shares. Also includes 104,800 shares owned by Mr. Crumpler's wife. In November 1989, Mr. Crumpler entered into an agreement with his wife that provides that Mr. Crumpler has sole voting power with respect to the shares of Common Stock presently held, or acquired in the future, by her. This agreement also places certain restrictions on the ability of Mr. Crumpler's wife to transfer her shares of Common Stock and provides Mr. Crumpler a right of first refusal in connection with such shares. Also includes 3,800 shares held by Mr. Crumpler as trustee of a trust for the benefit of his mother, as to which he retains sole voting and investment power. Also includes 3,000 shares held by Mr. Crumpler as custodian for his minor children and as to which he retains sole voting and investment power.
(5) Consists of 10,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(6) Includes 30,350 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(7) Consists of 33,114 shares held jointly by Mr. Marcus and his spouse and 48,380 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(8) Includes 64,661 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(9) Consists of 20,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(10) Includes 21,050 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(11) Includes 900 shares held by Mr. Coetzee's spouse. Also includes 40,551 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(12) Includes 39,098 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(13) Includes 39,352 shares held jointly by Mr. Sack and his spouse. Also includes 36,718 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(14) Includes 330,564 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     In November 1995, the Company's Board of Directors approved the purchase of 527,879 shares of its common stock from Motorola, Inc. (the beneficial owner of more than 5% of the Company's outstanding common stock) at a negotiated price of approximately $15.15 per share, or an aggregate purchase price of approximately $8 million. The Company paid all of the foregoing purchase price at the closing of the transaction. The closing price of the Company's common stock on the date of such transaction was $15.50.

     Mr. Crumpler is the Chairman of the Board and Chief Executive Officer of the Company. Prior to January 2, 1997, Electronic Commerce, Inc. ("E-Comm"), a Solution Partner that remarkets the Company's software to end-user customers, was partially owned by Mr. Crumpler's brother. On January 2, 1997 the Company acquired all the outstanding shares of E-Comm for a total consideration comprising cash and stock of approximately $2,675,000. During 1995, Mr. Crumpler personally loaned E-Comm $200,000, which was outstanding at December 31, 1996, in the form of an unsecured note for working capital purposes. Subsequent to year end, this loan was paid back in full in conjunction with the acquisition of E-Comm by the Company. During 1996 and 1995, E-Comm purchased software from the Company totaling $734,000 and $852,000, respectively, of which $734,000 and $664,000, respectively, were remarketed to end-user customers (the balance was used internally by E-Comm). All of these transactions were at the Company's standard terms and conditions. At December 31, 1996 and 1995, the Company had receivables of $107,000 and $243,000, respectively, from E-Comm, all of which were related to remarketing activities.

     In September 1996, the Company issued 10,000 shares of restricted Common Stock at no cost to Corey M. Smith, current President of the Company. The fair market value of the stock at the date of issuance was $12.375 per share, and the Company recorded compensation expense of $123,750 related to the stock issuance.

     In September 1996, two executive officers of the Company resigned. The Company entered into seperation agreements with them that included payments of $172,000. These payments are included in nonrecurring charges.

     In March 1994, the Company entered into an agreement with Mr. Crumpler (the "Crumpler Agreement"), which provides that in the event that Mr. Crumpler's employment with the Company, any subsidiary of the Company or any forty percent (40%) shareholder of the Company is terminated other than for cause, or in the event that Mr. Crumpler resigns from employment following a "change in control" (as defined in the Crumpler Agreement) of the Company, Mr. Crumpler may obtain at no cost a license to use the full range of the Company's RemoteWare products at one central site and on up to 250 nodes for his own business, charitable or educational purposes. In addition, under such circumstances, a business of which Mr. Crumpler owns at least twenty percent (20%) and in which he is actively involved in managing has the right to obtain licenses to use the Company's RemoteWare products on terms that are no less favorable than any granted to a licensee of similar size within the eighteen months prior to the grant of the license to this business. Each of these licenses will be granted pursuant to the Company's then standard software license agreement for its products, and Mr. Crumpler or the related business will be entitled to the Company's standard software support and maintenance agreements. The Crumpler Agreement has a term of twenty (20) years following the termination of Mr. Crumpler's employment as described above.

     In February 1997, the Company entered into Change in Control Employment Agreements (each, an "Agreement") with Messrs. Crumpler, Smith, Sack and Nawar. Each Agreement will become effective if and when a Change in Control (as defined therein) occurs during the three-year period following the date of the Agreement or during any of the one-year annual renewal periods (the "Change of Control Period"), or if the employee's employment is terminated in connection with or in anticipation of a Change of Control (in either case, the "Effective Date"). The employee's employment period under the Agreement begins on the Effective Date
and continues for three years.   During the employment period, the
employee will (i) receive a monthly base salary equal to or greater than the highest monthly base salary paid to him by the Company during the previous 12 months; (ii) an annual cash bonus at least equal to the highest bonus paid to him in any of the three fiscal years prior to the Effective Date, and (iii) the ability to participate in all incentive, savings, welfare benefit, fringe benefit and retirement plans of the Company. If the employee's employment terminates during the employment period he will receive certain severance benefits under the Agreement. If his employment terminates for any reason other than cause (as defined in the Agreement) or the voluntary resignation of the employee without good reason (as defined in the Agreement) other than during the 30-day period beginning on the first anniversary of the Effective Date, he will receive only his accrued benefits, if applicable. If he is terminated by the Company (i) without cause, (ii) resigns voluntarily for good reason , or (iii) resigns for any reason during the 30-day period beginning on the first anniversary of the Effective Date, he would receive a lump sum cash payment equal to: (a) his base salary through the date of termination, (b) a prorata bonus for the year of termination, based upon the greater of one-half of his then-current base salary or the average of his actual bonuses earned in the prior three years ("Bonus"), (c) the product of two and the sum of his base salary and Bonus, (d) unpaid deferred compensation and vacation pay, and (e) a contingent payment based upon 1.2 times the difference between the fair market value of the securities issuable upon exercise of certain of the employee's unvested stock options at the date of termination that would have become vested within three years after the date of termination and the aggregate exercise price of such options; provided that this last amount will not be payable if the vesting of those unvested options is accelerated to a date not later than the date of termination. In addition, the employee would be entitled to certain continued employee benefits. In the event that payments to the employee are subject to excise tax under Section 4999 of the Internal Revenue Code, the Company will make an additional payment in an amount such that after the payment of all income and excise taxes, the employee will be in the same after-tax position as if no excise tax had been imposed.

                                   PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)1. Financial Statements


                        XCELLENET, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants
Consolidated Financial Statements
  Consolidated Balance Sheets as of December 31, 1996 and 1995
  Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1996, 1995 and 1994
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994
Notes to Consolidated Financial Statements


(a)2. Financial Statement Schedules

     All financial statement schedules have been omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)3. Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number                             Exhibit Description


3.01 Amended and Restated Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.01 to Registration Statement No. 33-76012).

3.02 Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.02 to Registration Statement No. 33-76012).

4.01 Specimen Stock Certificate for the Common Stock of the Registrant (Incorporated herein by reference to Exhibit 4.01 to Registration Statement No. 33-76012).

4.02 Amended and Restated Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.01 to Registration Statement No. 33-76012).

4.03 Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.02 to Registration Statement No. 33-76012).

4.04 Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 33-76012).

10.01 Lease Agreement, First Amendment to Lease Agreement, Commencement Date Agreement, Second Amendment to Lease Agreement and Third Amendment to Lease Agreement between the Registrant and Concourse V Associates dated August 17, 1990, September 30, 1992, January 27, 1993, August 10, 1993 and September 9, 1993, respectively (Incorporated herein by reference to Exhibit 10.01 to Registration Statement No. 33-76012).

10.011 Fourth Amendment to Lease Agreement, Commencement Date Agreement and Acceptance of Premises and Fifth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated August 15, 1994, January 18, 1995 and March 2, 1995, respectively (Incorporated herein by reference to Exhibit 10.011 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.012 Sixth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated March 26, 1996 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.013 Seventh Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated July 1, 1996.

10.02 Underlease between XcelleNet Limited and Grant Thornton Nominees dated December 15, 1995 (Incorporated herein by reference to Exhibit
           10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.03 Q+E Database Library Distributor License Agreement between the Registrant and Q+E Software, Inc. effective as of July 1, 1993 (Incorporated herein by reference to Exhibit 10.03 to Registration Statement No. 33-76012).

10.04 XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors (Incorporated herein by reference to Exhibit 10.04 to Registration Statement No. 33-76012).

10.041 First Amendment to XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors adopted by the Board of Directors on March 24, 1995 (Incorporated herein by reference to Exhibit 10.041 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.05* XcelleNet, Inc. 1987 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.05 to Registration Statement No. 33-76012).

10.051* Tenth Amendment to XcelleNet, Inc. 1987 Stock Option Plan dated March 24, 1995 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.06* Written description of XcelleNet, Inc. Key Employee Loan Program (the "Program") together with Form of Installment Note and Form of Pledge Agreement executed by participants in the Program (Incorporated herein by reference to Exhibit 10.06 to Registration Statement No. 33-76012).

10.07* Form of Agreement to License Software between the Registrant and Dennis M. Crumpler dated March 1994 (Incorporated herein by reference to Exhibit 10.07 to Registration Statement No. 33-76012).

10.08 Form Non-Qualified Stock Option Agreement for individual options granted to directors of the Registrant in connection with their service as directors and not under any option plan of the Registrant (Incorporated herein by reference to Exhibit 10.08 to Registration Statement No. 33-76012).

10.09 Form Non-Qualified Stock Option Agreement for individual options granted to directors of the Registrant in connection with their service as consultants to the Registrant and not under any option plan of the Registrant (Incorporated herein by reference to Exhibit
           10.09 to Registration Statement No. 33-76012).

10.10*     Form Indemnity Agreement (Incorporated herein by reference to Exhibit
           10.10 to Registration Statement No. 33-76012). In addition to the individuals identified in Schedule 1 to this Exhibit, the following have entered into a form Indemnity Agreement with the Registrant substantially identical to this exhibit:
           Geoffrey A. Moore
           Robert I. Apollo
           Corey M. Smith
           Joseph W. Owen

10.11      Form Employment Agreement (Incorporated herein by reference to
           Exhibit 10.11 to Registration Statement No. 33-76012).

10.12 Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 33-76012).

10.13*     Compensation Plan for W. Michael Parham 1996.

10.15* Written Description of XcelleNet, Inc. Performance Compensation Program (Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995).

10.16 Investment Management Agreement between the Registrant and Wells Fargo Bank, N.A. dated October 25, 1994 (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17 Investment Management Agreement between the Registrant and Morgan Stanley & Co. Inc. dated October 24, 1994 (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18 Linguistic System Licensing Agreement between the Registrant and Proximity Technology, Inc. effective as of December 14, 1994 (Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.19 North American OEM Program License Agreement between the Registrant and Retix effective as of March 31, 1994 (Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.20 The Registrant's Software License Agreement and Software License Agreement Schedule A (Incorporated herein by reference to Exhibit
           10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.21 XcelleNet, Inc. 1995 Employee Stock Purchase Plan dated March 24, 1995 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.22 Basicscript Licensing Agreement between the Registrant and Summit Software Company effective as of February 27, 1996 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.23 Visiodbc Licensing Agreement between the Registrant and Visigenic Software, Inc. effective as of December 18, 1996.

10.24* XcelleNet, Inc. 1996 Long Term Incentive Plan adopted by the Board of Directors on October 16, 1996.

10.25* Form of Change in Control Employment Agreement between the Company and Messrs. Crumpler, Smith, Sack and Nawar.

11.01      Statement re:  computation of per share earnings.

21.01      Subsidiaries of the Registrant.

23.01      Consent of Arthur Andersen LLP.

27.01      Financial Data Schedule.

_________________
*  Indicates executive officer compensation plans and arrangements.

(b). REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1996.

Form 8-K dated November 5, 1996:

     Reporting under Item 5 that the Company entered into a definitive agreement to acquire the WorldLink line of products from The NetPlex Group, Inc. and Technology Development Systems, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XCELLENET, INC.

                                        By: /s/ Dennis M. Crumpler
                                            ----------------------------
                                            Dennis M. Crumpler
                                            Chairman of the Board and
                                            Chief Executive Officer

                                        Date:  February 24, 1997
                                              --------------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.


              Signature                    Title                               Date
              ---------                    -----                               ----
/s/      Dennis M. Crumple
-----------------------------------   Chairman of the Board and            February 24, 1997
         Dennis M. Crumple            Chief Executive Officer
                                      (Principal Executive Officer)


/s/      Sidney V. Sack               Executive Vice President,            February 24, 1997
-----------------------------------   Chief Financial Officer and
         Sidney V. Sack               Assistant Secretary (Principal
                                      Financial and Accounting Officer)

/s/      Shereef W. Nawar
-----------------------------------   Chief Technical Officer and          February 24, 1997
         Shereef W. Nawar             Director

/s/      Stephen P. Bradley
-----------------------------------   Director                             February 24, 1997
         Stephen P. Bradley

/s/      Donald L. House
-----------------------------------   Director                            February 24, 1997
         Donald L. House

/s/      Richard C. Marcus                                                February 24, 1997
-----------------------------------   Director
         Richard C. Marcus

/s/      Geoffrey A. Moore
-----------------------------------   Director                            February 24, 1997
         Geoffrey A. Moore

/s/      Richard L. Nolan                                                 February 24, 1997
-----------------------------------   Director
         Richard L. Nolan

/s/      Jeffrey P. Parker                                                February 24, 1997
-----------------------------------   Director
         Jeffrey P. Parker

                                       16

    Exhibit
    Number                        Exhibit Description
    ------                        -------------------

3.01* Amended and Restated Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.01 to Registration Statement No. 33-76012).

3.02* Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.02 to Registration Statement No. 33-76012).

4.01* Specimen Stock Certificate for the Common Stock of the Registrant (Incorporated herein by reference to Exhibit 4.01 to Registration Statement No. 33-76012).

4.02* See Exhibits 3.01 and 3.02 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of the Common Stock of the Registrant. Amended and Restated Articles of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.01 to Registration Statement No. 33-76012).

4.03* Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.02 to Registration Statement No. 33-76012).

4.04* Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 33-76012).

10.01* Lease Agreement, First Amendment to Lease Agreement, Commencement Date Agreement, Second Amendment to Lease Agreement and Third Amendment to Lease Agreement between the Registrant and Concourse V Associates dated August 17, 1990, September 30, 1992, January 27, 1993, August 10, 1993 and September 9, 1993, respectively (Incorporated herein by reference to Exhibit 10.01 to Registration Statement No. 33-76012).

10.011* Fourth Amendment to Lease Agreement, Commencement Date Agreement and Acceptance of Premises and Fifth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated August 15, 1994, January 18, 1995 and March 2, 1995, respectively (Incorporated herein by reference to Exhibit 10.011 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.012* Sixth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated March 26, 1996 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.013 Seventh Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated July 1, 1996 .

10.02* Underlease between XcelleNet Limited and Grant Thornton Nominees dated December 15, 1995 (Incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.03* Q+E Database Library Distributor License Agreement between the Registrant and Q+E Software, Inc. effective as of July 1, 1993 (Incorporated herein by reference to Exhibit 10.03 to Registration Statement No. 33-76012).

10.04* XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors (Incorporated herein by reference to Exhibit 10.04 to Registration Statement No. 33-76012).

10.041* First Amendment to XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors adopted by the Board of Directors on March 24, 1995 (Incorporated herein by reference to Exhibit 10.041 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.05* XcelleNet, Inc. 1987 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit 10.05 to Registration Statement No. 33-76012).

10.051* Tenth Amendment to XcelleNet, Inc. 1987 Stock Option Plan dated March 24, 1995 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1995).

10.06* Written description of XcelleNet, Inc. Key Employee Loan Program (the "Program") together with Form of Installment Note and Form of Pledge Agreement executed by participants in the Program (Incorporated herein by reference to Exhibit 10.06 to Registration Statement No. 33-76012).

10.07* Form of Agreement to License Software between the Registrant and Dennis M. Crumpler dated March 1994 (Incorporated herein by reference to Exhibit 10.07 to Registration Statement No. 33-76012) .

10.08* Form Non-Qualified Stock Option Agreement for individual options granted to directors of the Registrant in connection with their service as directors and not under any option plan of the Registrant (Incorporated herein by reference to Exhibit 10.08 to Registration Statement No. 33-76012).

10.09* Form Non-Qualified Stock Option Agreement for individual options granted to directors of the Registrant in connection with their service as consultants to the Registrant and not under any option plan of the Registrant (Incorporated herein by reference to Exhibit 10.09 to Registration Statement No. 33-76012).

10.10*    Form Indemnity Agreement (Incorporated herein by reference to Exhibit
          10.10 to Registration Statement No. 33-76012). In addition to the individuals identified in Schedule 1 to this Exhibit, the following have entered into a form Indemnity Agreement with the Registrant substantially identical to this exhibit:
          Geoffrey A. Moore
          Robert I. Apollo
          Corey M. Smith
          Joseph W. Owen

10.11*    Form Employment Agreement (Incorporated herein by reference to Exhibit
          10.11 to Registration Statement No. 33-76012).

10.12* Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to Registration Statement No. 33-76012).

10.13     Compensation Plan for W. Michael Parham 1996.

10.15* Written Description of XcelleNet, Inc. Performance Compensation Program. (Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1995).

10.16* Investment Management Agreement between the Registrant and Wells Fargo Bank, N.A. dated October 25, 1994 (Incorporated herein by reference to
          Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17* Investment Management Agreement between the Registrant and Morgan Stanley & Co. Inc. dated October 24, 1994 (Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18* Linguistic System Licensing Agreement between the Registrant and Proximity Technology, Inc. effective as of December 14, 1994 (Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.19* North American OEM Program License Agreement between the Registrant and Retix effective as of March 31, 1994 (Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.20* The Registrant's Software License Agreement and Software License Agreement Schedule A (Incorporated herein by reference to Exhibit
          10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.21* XcelleNet, Inc. 1995 Employee Stock Purchase Plan dated March 24, 1995 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.22* Basicscript Licensing Agreement between the Registrant and Summit Software Company effective as of February 27, 1996 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.23 Visiodbc Licensing Agreement between the Registrant and Visigenic Software, Inc. effective as of December 18, 1996.

10.24 XcelleNet, Inc. 1996 Long Term Incentive Plan adopted by the Board of Directors on October 16, 1996.

10.25 Form of Change in Control Employment Agreements between the Company and Messrs. Crumpler, Smith, Sack and Nawar.

11.01     Statement re: computation of per share earnings.

21.01     Subsidiaries of the Registrant.

23.01     Consent of Arthur Andersen LLP.

27.01     Financial Data Schedule.

_________________

* Indicates exhibit was previously filed and is incorporated by reference herein.