Form 10-K/A
period 1996-12-31
XCELLENET INC /GA/
filed 1997-02-28
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

  The Company's products make many popular messaging, groupware, database and web-based applications work more effectively for remote users who routinely work offline and connect intermittently. The foundation of the Company's products is its Queued Event Architecture ("QEA") and its session automation technology. QEA's three-tier, client/agent/server design facilitates the automated staging of various types of user-and system-initiated events that are executed whenever communication sessions occur. Session automation technology provides secure, fast and reliable file transfers and advanced session scripting to control which tasks occur before, during and after a communication session. Session scripting and automation hide many of the technical complexities of remote access computing from the user and provide scheduling capabilities for the system administrator. The Company believes that its products can reduce its customers' operating and support costs by increasing user productivity and improving system management for many remote users whose corporate information needs are not adequately addressed by existing mainframe, client/server and internet technologies.

  The Company's original RemoteWare product family was introduced in 1989. The first generation of RemoteWare products was developed to operate on the OS/2 server platform and was marketed to corporations designing customized solutions for remote sites and users. From its introduction, RemoteWare was designed to provide a scalable, secure and user-friendly environment for the remote site automation of business processes such as sales order entry, inventory query, field activity reporting and catalog delivery. Consequently, the Company's early marketing efforts were focused on industries with large numbers of remote sites engaged in these activities. As of December 31, 1996, the Company had licensed directly or through its Solution Providers RemoteWare for the IBM OS/2 platform ("RemoteWare for OS/2") to approximately 1,300 organizations and supporting approximately 470,000 users.

  In 1995, the Company recognized the growing popularity of Windows NT as an enterprise computing platform and the increased deployment of third-party and customized applications based on industry standards. As a result, in early
1995 XcelleNet began committing significant resources to develop RemoteWare products that (i) operate on Microsoft Windows NT servers and are integrated with Microsoft Back Office products, (ii) embrace widely used Microsoft standards, such as MAPI, ODBC and ActiveX, (iii) support popular industry leading products with large installed bases of remote users such as IBM's Lotus Notes and Sybase's SQL AnyWhere, and (iv) support internet standards and browser and server offerings from Microsoft and Netscape.

  In March 1996, the Company introduced RemoteWare for the Windows NT platform ("RemoteWare for NT"), which the Company believes will expand the potential market for RemoteWare and the number of its potential marketing partners. Software license fees from RemoteWare for NT products accounted for 17% and 41% of the Company's total software license fees in the third and fourth quarters of 1996, respectively.

  The Company believes that the widespread adoption of internet technologies by organizations with enterprise information networks and the emergence of corporate intranets will create significant opportunities for the Company to expand the applicability of its core technologies. The Company intends to aggressively pursue these opportunities by developing and marketing a new family of intranet system and application management utilities to be offered upon their release under the NetEssentials name.

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

THE XCELLENET SOLUTION

  XcelleNet develops, markets and supports software utilities that address the remote user's needs and the system management issues associated with intermittently connected users who routinely work offline. RemoteWare provides advanced system management capabilities and performance enhancements for many popular messaging, groupware, database and web-based applications. For many remote users, RemoteWare can make remote computing easier and more reliable while reducing connect time and increasing the remote user's productivity. RemoteWare also provides remote system management features and is typically marketed to system administrators within large enterprises.

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

  The foundation of the Company's products is its Queued Event Architecture and its session automation technology. QEA's three-tier, client/agent/server design facilitates the automated staging of various types of user- and system-initiated events that are executed whenever communication sessions occur. Automated staging increases remote user efficiency by queuing user-initiated network transactions, thereby allowing the user to work productively offline. Session automation technology provides secure, fast and reliable file transfers and advanced session scripting to control which tasks occur before, during and after a communication session. The combination of QEA and session automation allows the RemoteWare server to "push" applications and various types of content to individual dial-up users based on pre-defined user profiles. Similarly, the RemoteWare client may "pull" content from the server by requesting or subscribing to specified content. The Company's products provide advanced system management capabilities that allow system administrators to manage user sessions, and to deploy user-specific implementations of software and data files based on individual user profiles.

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

  The foundation of the Company's products is its Queued Event Architecture and its session automation technology. QEA's three-tier, client/agent/server design facilitates the automated staging of various types of user- and system-initiated events that are executed whenever communications sessions occur. Automated staging increases remote user efficiency by queuing user-initiated network transactions, thereby allowing the user to work productively offline. These events may include database transactions (such as the entry of sales orders), the sending and receiving of electronic mail, the replication of Lotus Notes databases or the request for web pages to be viewed offline. Similarly, system-initiated transactions tailored to each remote user are queued at the central site server. These events typically include software upgrades and updates to standard corporate data such as product catalogs, price lists, sales reports and administrative manuals. Whenever a connection takes place, whether initiated by the user or the system, the events queued at the user site and the events queued at the central site are executed automatically.

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

  RemoteWare servers support up to 32 simultaneous communication sessions per server and are designed to support clustering of up to five servers. To date, the largest installation of RemoteWare is on an OS/2 system that supports approximately 13,000 licensed clients. The cluster feature for RemoteWare for NT has been made available only to a limited number of customers in RemoteWare
3.1. Because RemoteWare 3.1 was first released commercially in September 1996, many customers licensing this version have not yet fully deployed the product and there may remain undetected errors or compatibility issues in this version.

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

 RemoteWare for NT

  The Company is currently investing significant product development resources to produce RemoteWare 3.2, which is scheduled to be released in the second quarter of 1997. The Company currently plans for this version to include facilities for central management and distribution of web content to RemoteWare users and integration of RemoteWare's messaging services with Microsoft's Exchange Server. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of future versions of RemoteWare for NT. Moreover, even if such future versions are developed and introduced, there can be no assurance that they will achieve any significant degree of market acceptance.

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

  Due to the complexity of remote access computing software in general, and the NT operating system and internet standards in particular, and the difficulty in gauging the engineering effort required to develop these planned products, the development of RemoteWare 3.2 and the NetEssentials family of potential products is subject to significant technical risks. Furthermore, software products as complex as those currently under development by the Company are subject to frequent delays and undetected errors or compatibility issues following their introduction or as new versions are released. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these planned products. Moreover, even if such planned products are developed and introduced, there can be no assurance that there will be a significant market for such products, that RemoteWare 3.2 or the planned NetEssentials products will achieve any significant degree of market acceptance, or that the NetEssentials products will not result in price erosion or reduced sales of the RemoteWare products. Failure to release these planned products on a timely basis, failure of these planned products, if and when released, to achieve any significant degree of market acceptance, or failure to effectively manage the introduction of the planned NetEssentials products without eroding the sales or sales prices of RemoteWare products, would have a material adverse effect upon the Company's business, operating results and financial condition.

SERVICES

  In addition to its product offerings, the Company provides systems integration services, a software maintenance program, help desk support and training programs.

  Through 1996, the Company relied primarily upon Solution Providers to provide application development and systems integration services to RemoteWare customers and prospects. In mid-1996, the Company established its own integration services group to offer a range of consulting and integration services required by large customers. In January 1997, the Company acquired Electronic Commerce, Inc., a 14-person systems integrator that had been one of the Company's Solution Providers. This acquisition significantly expanded the Company's ability to provide integration services directly. The Company intends to focus its integration services on new, large accounts as well as on customers migrating from RemoteWare for OS/2 to RemoteWare for NT.

  The Company offers help desk support and software maintenance together under its RCAP program to customers and Solution Providers. In
December 1996, the Company began offering separate plans for software maintenance and help desk support to all new customers and to existing customers as their RCAP agreements expired. Software maintenance offered under a RemoteWare Maintenance Agreement ("RMA") provides an extension of the Company's software warranty and the right to receive upgrades during the 12-month, renewable term of the agreement. A customer's annual fee under RCAP and RMA is based on the cumulative software license fees paid by the customer. Separately, help desk support is available on an annual fee or per-incident fee basis.

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

  The market for the Company's products is characterized by rapid change in computer hardware and software technology, evolving industry standards and changing customer requirements, and is highly competitive with respect to timely product innovation. The introduction of competitive products embodying new technologies, the emergence of new industry standards and the acceptance of new communications and data delivery channels, such as the Internet, may render the Company's existing products or underlying technologies obsolete or unmarketable. For example, the Company may be required to change and improve its products in response to changes in operating systems, application and networking software, computer and communications hardware, programming tools and computer language technology. Announced and unannounced changes or errors in operating and other systems with which the Company's products are used may adversely affect the performance of the Company's products and require the Company to modify its products to compensate for such changes or errors. As a result, the Company's future success will depend in large part upon its ability to enhance its current products and services and develop new products and services that maintain technological leadership, address the increasingly sophisticated needs of customers, keep pace with new competitive product offerings and emerging industry standards, and achieve broad market acceptance. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

  In order to introduce and market new or enhanced products successfully with minimal disruption in customer purchasing patterns, the Company must effectively manage the transition from existing products. Announcements by the Company or its competitors of new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products may cause customers to defer purchases of existing Company products. Furthermore, software products as complex as those offered by the Company may contain undetected errors or compatibility issues following their introduction or as new versions are released, which may result in reduced orders, delays in collecting accounts receivable and additional service costs. The Company has previously experienced delays in software development, including delays in the commercial release of RemoteWare for NT, and has discovered software errors in new products after commercial release. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of potential new products or product enhancements. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements and new services on a timely basis that are compatible with industry standards, to respond to technological advances by others and satisfy changing customer requirements, to successfully manage product transitions, and to minimize the impact of errors in new products would have a material adverse effect on the Company's business, operating results and financial condition.

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

  RemoteWare licenses include a six-month warranty period. A customer may obtain software maintenance for a 12-month renewable term through RCAP or RMA, which are generally effective as of the date of the license agreement. For RemoteWare for OS/2 customers only, RCAP and RMAs also provide the right to migrate to a RemoteWare for NT license without incurring additional license fees. The annual cost of a subscription to either RCAP or RMA is 15% of cumulative license fees.

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

SALES AND MARKETING

  The Company's sales and marketing efforts typically target Fortune 1000 companies with large numbers of remote and mobile users as potential customers for the RemoteWare product line. XcelleNet relies primarily on its direct sales force to qualify and sell to prospective customers. The Company also has a network of Solution Providers who provide remarketing and integration services to RemoteWare customers. In addition, XcelleNet has recently created a telesales function to augment its direct sales force. The Company conducts comprehensive targeted marketing programs to generate sales leads, which include advertising, direct mail, public relations, user and partner conferences, seminars, trade shows and telemarketing.

  The Company has established informal marketing relationships with remote access, database and sales force automation vendors, as well as with Microsoft and IBM. These relationships are intended to promote awareness of the Company's products among potential customers and to provide leads for the Company's direct sales force.

  The Company is in the early stages of developing its sales and marketing channels for its planned NetEssentials products. The Company is expanding its recently created telesales function and intends to leverage the Web for building market awareness, as well as for selling the planned NetEssentials products. The Company also intends to pursue OEM and bundling opportunities with software and hardware vendors. The planned NetEssentials product line will also be offered by the Company's direct sales force.

  The Company's direct sales, Solution Provider and telesales sales efforts are described in more detail below.

  The Company's direct sales force is divided into: (i) four regional "area teams" in North America; (ii) a team responsible for Europe, the Middle East and Africa; and (iii) a team responsible for Australia and New Zealand. The Company intends to strengthen its direct selling efforts by increasing its direct sales force in 1997. In 1996, 62% of the Company's software license fee revenues were attributable to sales made by the Company's direct sales force.

  The primary function of Solution Providers is to assist the Company's customers in implementing RemoteWare by providing application development and systems integration services. Certain Solution Providers are authorized to remarket the Company's products in connection with providing their services. The Company is changing its network of Solution Providers in two respects. First, in order to increase the Microsoft support capability of the Company's Solution Provider network, the Company is requiring that all Solution
Providers be Windows NT-qualified in order for their agreements with the Company to be renewed. Second, the Company's experience has been that most of the sales produced by the Company's Solution Provider network have been generated by a small number of effective Solution Providers; therefore, the Company is renewing the agreements of only some of its Solution Providers. As a result, the Company expects that license fees generated from Solution Providers as a percentage of total license fees will decrease. There can be no assurance that the Company will be able to attract or retain a sufficient number of NT-qualified Solution Providers to adequately fill the Company's needs.

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

  The Company's products are predominantly used by field sales and service workers and remote users in branch offices or retail locations spanning a range of industries. The following is a representative list as of December 31, 1996 of the end-user customers in the indicated industries:

HEALTHCARE/PHARMACEUTICAL                 SERVICES
Coulter Corporation                       ADP, Inc.
Manor Care, Inc.                          HBO & Company
Minnesota Mining and Manufacturing CompanyJenny Craig, Inc.
Sandoz Corporation                        Mail Boxes, Etc.
Schering-Plough Corporation               Securities Industry Automation
                                          Corporation

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

COMPETITION

  The market for remote access software, including the Company's specific area of remote access utilities, is highly competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Many software vendors offer products that are competitive with the products offered by the Company. These competitors vary in size and in the scope and breadth of the products and services offered. Within specific ranges of functionality, the Company encounters competition from a number of sources including: (i) enterprise system management tool vendors such as Microsoft, Tivoli and Computer Associates; (ii) messaging-enabled application vendors such as Lotus and Microsoft; (iii) groupware vendors such as Lotus; (iv) database application vendors such as Oracle; (v) internet software vendors such as Netscape and Microsoft; (vi) content distribution software vendors such as Microsoft, Pointcast and BackWeb; (vii) remote access software and hardware vendors such as Microsoft, Shiva and Citrix; (viii) vendors of applications software who incorporate remote access utilities in their software such as Lotus; and (ix) custom software-based solutions developed by internal management information systems personnel or third-party professional service organizations.

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

  The Company believes its principal competitive advantages are its focus on, and experience with, the requirements of remote access computing for users who intermittently dial in to enterprise information systems, its product architecture, and its extensive customer base. The Company believes competition will continue to intensify as the market for its products and services develops and competitors focus more clearly on that market's specific requirements. There can be no assurance that other companies will not develop experience, products and marketing approaches that will be more successful than those of the Company. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the remote computing needs of the Company's prospective customers. Accordingly, it is possible that new competitors, alliances among competitors, or alliances between competitors and third parties may emerge and rapidly acquire significant market share. If this were to occur, it would have a material adverse effect on the Company's business, operating results and financial condition.

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

  In the future, vendors of network operating systems, network management software or intranet server software, such as Microsoft, IBM, Novell, Inc., and Netscape, may enhance their products to include some or all of the functionality currently provided by the Company's remote access software utilities. For example, in the past Microsoft incorporated an anti-virus utility in its release of DOS 6.0. The inclusion of the functionality of the Company's products as a standard feature of network operating systems, network management software or intranet server software could, particularly if the quality of such functionality were comparable to that of the Company's products, render the Company's products obsolete and unmarketable. Additionally, the announcement by a vendor of network operating systems, network management software or intranet server software that it intends to include in a future product or version some or all of the functionality that is currently provided by the Company's remote access software utilities, or the rumor of such an intention absent an announcement by the vendor involved, could materially adversely affect the marketability of the Company's products. Furthermore, even if the remote access software utilities provided as standard features in network operating systems, network management software or intranet server software were more limited than that of the Company's products, there can be no assurance that a significant number of customers would not elect to accept such limited functionality in lieu of purchasing additional software from another vendor such as the Company. If any of the foregoing events were to occur, they would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  For certain of its client products and the RemoteWare Discovery System, the Company uses "shrinkwrap" licenses that are not signed by licensees to protect its copyrights and trade secrets in those products. In addition, the Company uses an electronic version of a shrinkwrap license for all users of the trial version of its SessionXpress Basic product distributed electronically through the Company's web site. In addition, the Company expects to use a shrinkwrap license agreement, or an electronic version of such agreement, for its NetEssentials products when commercially released. Since these shrinkwrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. The laws of the State of Georgia, which govern these licenses for the Company's products, continue to be unclear on this subject. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

  In 1995, the Company received a claim that its products infringe upon a third party's intellectual property rights, and there can be no assurance that other third parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or available at all, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

  As of December 31, 1996, the Company had 280 full-time employees, consisting of 81 in product development, 57 in sales, 45 in marketing, 50 in customer service and 47 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

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
    Third Quarter................................................ 15 3/4  6 3/4
    Fourth Quarter............................................... 17 5/8 12 3/4
   YEAR ENDED DECEMBER 31, 1995
    First Quarter................................................ 31 3/4 14 3/4
    Second Quarter............................................... 33 1/4 18 1/4
    Third Quarter................................................ 23 3/4 16 1/4
    Fourth Quarter...............................................     22 13 1/4
   YEAR ENDED DECEMBER 31, 1996
    First Quarter................................................ 15 1/4  8 3/4
    Second Quarter............................................... 15 1/2  9 1/2
    Third Quarter................................................ 14 1/2  8 3/4
    Fourth Quarter...............................................     20 13 1/2
   YEAR ENDED DECEMBER 31, 1997
    First Quarter (through February 27, 1997).................... 23 1/4 15 3/4

  On February 27, 1997, the closing price of XcelleNet's Common Stock as reported on the Nasdaq National Market was $18.75 per share. As of January 31, 1997, there were approximately 245 holders of record of the Company's 7,474,372 shares of outstanding Common Stock.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company develops, markets and supports software utilities that improve the manageability and enhance the performance of remote access computing for users who routinely work offline and periodically dial in to enterprise information systems to exchange or synchronize information. The Company was incorporated in 1986 and began shipping its first product, RemoteWare for OS/2, in 1989. In 1995, the Company began to develop RemoteWare for NT and introduced its first such product, RemoteWare 3.0, in March 1996. In September 1996, the Company released RemoteWare 3.1, and is currently investing a majority of its software development resources to develop RemoteWare 3.2.

  The Company's revenues are derived from software license fees and services related to its RemoteWare products. All of the Company's software license fees currently result from noncancelable license agreements , including agreements obtained directly by the Company and agreements obtained through Solution Providers. Historically, services revenues have been derived substantially from the Company's RemoteWare Assurance Plan ("RCAP") program, which bundles software maintenance and help desk support for customers and Solution Providers. In December 1996, the Company began offering separate plans for software maintenance and help desk support. The Company's future financial performance will depend in large part on the continued market acceptance of its RemoteWare software and services, as well as the Company's ability to adapt and modify this software to meet the evolving needs of its customers.

  The Company's revenues are largely dependent on software license fees, which are difficult to predict. Historically, the Company has operated with virtually no order backlog because its software products are shipped as orders are received. Moreover, the Company has often recognized a substantial portion of its software license fees in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. Additionally, the Company has experienced, and may continue to experience, significant seasonality in its business and the Company's results of operations may be affected by such trends in the future. See "--Quarterly Discussion."

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

  The Company relies primarily on its direct sales force to qualify and sell to prospective customers. The Company also has a network of Solution Providers who provide remarketing and/or integration services to RemoteWare customers. During the second half of 1996, the Company began modifying its Solution Provider channel model to place greater emphasis on Solution Providers who offer substantial RemoteWare integration services. These and other program changes that became effective January 1, 1997 have resulted in fewer Solution Providers that are authorized to remarket RemoteWare and remarketing discount rates that range from 20% to 30%, compared to 30% to 40% in prior years. As a result, the Company expects that license fees generated from Solution Providers as a percentage of total license fees will decrease.

  In accordance with generally accepted accounting principles, the Company capitalizes certain costs incurred in developing computer software products. Capitalized software development costs were $786,000, $319,000 and $2.1 million in 1994, 1995 and 1996, respectively. Capitalized software costs increased in 1996 primarily due to the development of RemoteWare for NT.

  The Company is currently investing significant product development resources in developing its NetEssentials family of products, which the Company currently anticipates will consist of several products that are being derived from RemoteWare and that are being targeted at companies implementing corporate intranets. These products are planned for release throughout 1997, beginning with the first product in the second quarter. The Company believes that the market for intranet system management products in general, and for the planned NetEssentials products in particular, is highly uncertain and the development of these new products is subject to significant technical risks. As a result, the Company does not anticipate that the software license fees generated from the NetEssentials products in 1997 will be material compared to its total revenues. Furthermore, there can be no assurance that any customer confusion over the similar capabilities of the NetEssentials and RemoteWare products will not result in price erosion or reduced sales of the RemoteWare products.

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues of the line items in the Company's Consolidated Statements of Operations and the percentage changes from the preceding periods:

                                      PERCENTAGE OF
                                      TOTAL REVENUES       YEAR-TO-YEAR CHANGES
                                      ----------------  ---------------------------
                                      1994  1995  1996  1995 VS. 1994 1996 VS. 1995
                                      ----  ----  ----  ------------- -------------
Revenues:
 Software license fees...............  80%   75%   72%        20%           20%
 Services............................  20    25    28         55            41
                                      ---   ---   ---        ---          ----
   Total revenues.................... 100   100   100         27            25
                                      ---   ---   ---        ---          ----
Costs and expenses:
 Costs of license fees...............   4     5     5         48             9
 Costs of services...................   7     7     9         31            63
 Sales and marketing.................  43    43    51         25            49
 Product development.................   9    15    15        116            26
 General and administrative..........  18    16    14         18            12
 Nonrecurring charges................  --    --     8         --            --
                                      ---   ---   ---        ---          ----
   Total costs and expenses..........  81    86   102         35            49
                                      ---   ---   ---        ---          ----
Operating income (loss)..............  19    14    (2)        (8)         (120)
Other income, net....................   3     4     2         69           (26)
                                      ---   ---   ---        ---          ----
Income before income taxes...........  22    18    --          2          (100)
Provision for income taxes...........   9     7    --         (6)         (100)
                                      ---   ---   ---        ---          ----
Net income...........................  13%   11%   --%         7%         (100)%
                                      ===   ===   ===        ===          ====

 Revenues

  Total revenues were $26.9 million, $34.1 million and $42.7 million in 1994, 1995 and 1996, respectively, representing increases of 27% from 1994 to 1995 and 25% from 1995 to 1996. These increases in total revenues were due to increases in both license fees and service revenues.

  The Company recognizes revenue in accordance with the Statement of Position 91-1 on "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license fees are recognized when a noncancelable license agreement has been signed, the product has been shipped and all significant contractual obligations have been satisfied. The Company licenses its products directly to licensees and through Solution Providers. All licensees, whether licensed directly or through Solution Providers, are referred to throughout this document as the Company's customers. Software licensed to a customer through a Solution Provider is recognized net of the discount to the Solution Provider. Services revenues are primarily derived from the RCAP program, which includes help desk support and maintenance for customers and Solution Providers, and to a lesser extent from training and systems integration services. Revenues from the RCAP program are recognized proportionately over the term of the 12-month agreement, while revenues for training and systems integration services are recognized as services are performed. Starting in December 1996, the Company began offering separate plans for software maintenance and help desk support to all new customers and to existing customers as their RCAP agreements expired. Software maintenance revenues under these new agreements will be recognized over their 12-month terms.

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

  In March 1996, the Company released its first version of RemoteWare for NT, and the most recent version was released in September 1996. Software license fees from the RemoteWare for NT products accounted for 17% and 41% of total software license fees in the third and fourth quarters of 1996, respectively. The Company believes that Microsoft's Windows NT environment is emerging as the predominant enterprise computing platform, and that its RemoteWare for NT products will be applicable to a broader range of customers than its RemoteWare for OS/2 products. While the Company intends to offer and support its RemoteWare for OS/2 products, the Company anticipates that sales of the RemoteWare for NT products will constitute an increasing proportion of total software license fees.

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

  Software license fees from existing customers were $9.8 million, $14.5 million and $17.4 million in 1994, 1995 and 1996, respectively, representing 46%, 57% and 57% of total software license fees in those years, respectively. Software license fees from existing customers increased 48% from 1994 to 1995 and 20% from 1995 to 1996. Existing customers that purchase additional RemoteWare products do so to complete deployment of an initial pilot or limited production implementation and to extend RemoteWare to additional clients and projects within the enterprise. The vast majority of the Company's existing installed base is composed of customers who purchased RemoteWare for OS/2.

  Software license fees generated by Solution Providers represented 40%, 48% and 38% of total software license fees in 1994, 1995 and 1996, respectively. During the second half of 1996, the Company implemented changes to its Solution Provider channel to place greater emphasis on Solution Providers who offer substantial RemoteWare integration services. These changes, and additional program changes that became effective January 1, 1997, have resulted in fewer Solution Providers that are authorized to remarket RemoteWare and remarketing discount rates that range from 20% to 30%, compared to 30% to 40% in prior years. As a result, the Company expects that software license fees generated from Solution Providers as a percentage of total software license fees will decrease.

  The Company is currently investing significant product development resources in developing its NetEssentials family of products, which the Company currently anticipates will consist of several products that are being derived from RemoteWare and are being targeted to companies implementing corporate intranets. The Company currently plans to release the first of such products, SessionXpress Basic, in the second quarter of 1997 and currently plans to release the other NetEssentials products at various times throughout 1997. The Company believes that the market for intranet system management products in general, and the market for the planned NetEssentials product line in particular, is highly uncertain. Furthermore, the development of these new products is subject to significant technical risks. As a result, the Company does not anticipate that the software license fees generated from the NetEssentials products in 1997 will be material compared to its total revenues.

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

  Services revenues also include field engineering and systems integration services that are focused on selected RemoteWare customer implementations and that facilitate Solution Provider development, certification and quality assurance. The revenue generated from these activities totaled $152,000, $343,000 and $438,000 in 1994, 1995 and 1996, respectively. In January 1997, the Company acquired Electronic Commerce, Inc., a 14-person privately owned systems integration company to provide project management and systems expertise. Consequently, the Company anticipates that its revenues from systems integration services will increase as a percentage of services revenues in 1997, and that costs of services will increase as a percentage of services revenues.

 Costs and Expenses

  Costs of license fees. Costs of license fees consist of amortization of capitalized software development costs, packaging and documentation materials, royalties and personnel costs for shipping. Costs of license fees were $1.2 million, $1.8 million and $2.0 million in 1994, 1995 and 1996, respectively, representing 6%, 7% and 6% of software license fees for those years, respectively. The increases reflect the higher volume of products shipped in each year, as well as increased amortization of capitalized software development costs in 1996 associated with the development of RemoteWare for NT. As a result of the higher level of capitalization of software development costs in 1996, the Company anticipates an increase in amortization of capitalized software development costs in 1997. This increase in amortization may increase costs of license fees as a percentage of software license fees.

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

  In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes certain costs incurred in developing computer software products. These rules require capitalization of certain product development expenditures from the time technological feasibility is established for a new product or significant enhancement of an existing product until it is generally available for all customers. The Company defines technological feasibility as the release of product to selected customers for beta testing. Thus, capitalization levels each year depend on product development cycles. The Company amortizes capitalized software development costs on a product-by-product basis over periods not exceeding three years, with such amortization included in costs of license fees.

  Capitalized software development costs were $786,000, $319,000 and $2.1 million in 1994, 1995 and 1996, respectively. Capitalized software development costs in 1994 related to RemoteWare for OS/2. The substantial majority of the capitalized software development costs in 1995 and 1996 related to the development of RemoteWare for NT.

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

Provision for Income Taxes

  The effective tax rate was 40%, 37% and 0% in 1994, 1995 and 1996, respectively. The 1994 rate exceeded the statutory rate primarily due to losses in the Company's U.K. operations. Such losses will not provide a tax benefit until those operations are profitable. The 1995 tax rate declined as a result of increases in tax-exempt interest income and research and development tax credits and a decrease in losses from the U.K. operation. Since the Company reported no taxable income in 1996, no provision was made for income taxes in 1996.

QUARTERLY RESULTS
  The following tables set forth consolidated statement of operations data for each of the eight quarters beginning January 1, 1995 and ending December 31, 1996, and the percentage of the Company's total revenues represented by each item. This information has been derived from unaudited consolidated quarterly financial statements of the Company, which include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this document. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                      THREE MONTHS ENDED
                            -------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30,  SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996      1996      1996
                            -------- -------- -------- -------- -------- --------  --------  --------
                                              (in thousands,except per share data)
CONSOLIDATED STATEMENTS OF
OPERATIONS:
Revenues:
 Software license fees....   $6,851   $7,002   $4,918   $6,841   $6,931  $ 7,381    $6,133   $10,258
 Services.................    1,822    2,037    2,195    2,433    2,519    2,745     3,227     3,457
                             ------   ------   ------   ------   ------  -------    ------   -------
  Total revenues:.........    8,673    9,039    7,113    9,274    9,450   10,126     9,360    13,715
                             ------   ------   ------   ------   ------  -------    ------   -------
Costs and expenses:
 Costs of license fees....      484      440      417      476      477      524       387       598
 Costs of services........      591      529      581      638      731      856       938     1,281
 Sales and marketing......    3,501    3,759    3,281    3,959    4,368    5,471     5,384     6,405
 Product development......    1,189    1,315    1,251    1,373    1,341    1,561     1,500     2,049
 General and
  administrative..........    1,369    1,562    1,200    1,416    1,489    1,393     1,506     1,830
 Nonrecurring charges.....      --       --       --       --       --       --        384     3,112
                             ------   ------   ------   ------   ------  -------    ------   -------
  Total costs and
   expenses...............    7,134    7,605    6,730    7,862    8,406    9,805    10,099    15,275
                             ------   ------   ------   ------   ------  -------    ------   -------
Operating income (loss)...    1,539    1,434      383    1,412    1,044      321      (739)   (1,560)
Other income, net.........      304      334      330      296      288      265       204       177
                             ------   ------   ------   ------   ------  -------    ------   -------
Income (loss) before
 income taxes.............    1,843    1,768      713    1,708    1,332      586      (535)   (1,383)
Provision for (benefit
 from) income taxes.......      715      654      264      597      466      223      (160)     (529)
                             ------   ------   ------   ------   ------  -------    ------   -------
Net income (loss).........   $1,128   $1,114   $  449   $1,111   $  866  $   363    $ (375)  $  (854)
                             ======   ======   ======   ======   ======  =======    ======   =======
Net income (loss) per
 share....................   $ 0.13   $ 0.13   $ 0.05   $ 0.14   $ 0.11  $  0.05    $(0.05)  $ (0.12)
                             ======   ======   ======   ======   ======  =======    ======   =======
Weighted average shares
 outstanding..............    8,624    8,602    8,502    8,160    7,852    7,883     7,238     7,345
                             ======   ======   ======   ======   ======  =======    ======   =======
                                                      THREE MONTHS ENDED
                            -------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30,  SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996      1996      1996
                            -------- -------- -------- -------- -------- --------  --------  --------
PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 Software license fees....       79%      77%      69%      74%      73%      73%       66%       75%
 Services.................       21       23       31       26       27       27        34        25
                             ------   ------   ------   ------   ------  -------    ------   -------
 Total revenues:..........      100%     100%     100%     100%     100%     100%      100%      100%
Costs and expenses:
 Costs of license fees....        5        5        6        5        5        5         4         4
 Costs of services........        7        6        8        7        8        9        10         9
 Sales and marketing......       40       42       46       43       46       54        58        47
 Product development......       14       14       18       15       14       15        16        15
 General and
  administrative..........       16       17       17       15       16       14        16        13
 Nonrecurring charges.....       --       --       --       --       --       --         4        23
                             ------   ------   ------   ------   ------  -------    ------   -------
  Total costs and
   expenses...............       82       84       95       85       89       97       108       111
                             ------   ------   ------   ------   ------  -------    ------   -------
Operating income (loss)...       18       16        5       15       11        3        (8)      (11)
Other income, net.........        3        3        5        3        3        3         2         1
                             ------   ------   ------   ------   ------  -------    ------   -------
Income (loss) before
 income taxes.............       21       19       10       18       14        6        (6)      (10)
Provision for (benefit
 from) income taxes.......        8        7        4        6        5        2        (2)       (4)
                             ------   ------   ------   ------   ------  -------    ------   -------
Net income (loss).........       13%      12%       6%      12%       9%       4%       (4)%      (6)%
                             ======   ======   ======   ======   ======  =======    ======   =======

QUARTERLY DISCUSSION

  License fees in the first half of 1995 increased 34% compared to the first half of 1994 and 6% in the second half of 1995 compared to the same period in 1994. The slower growth rate experienced in the second half of 1995 continued through the first half of 1996, with license fees increasing only 3% compared to the first half of 1995. The Company believes that this 12-month period of lower growth rates partly reflects purchasing delays of networking and remote access systems as corporate information system departments evaluated the applicability of internet technology to enterprise information systems and purchasing delays as potential customers considered the Company's RemoteWare for NT products, which were initially released in March 1996.

  The Company has experienced, and may continue to experience, significant seasonality in its business and the Company's results of operations may be affected by such trends in the future. In previous years, the Company has experienced a significant decline in revenues, and correspondingly, net income, in the quarter ended September 30 compared to the quarter ended
June 30. Revenues may be lower in the summer months when many businesses defer purchase decisions. In addition, the September 30 quarter is the first quarter of the Company's annual quota-based sales compensation plan and may be affected by the efforts of direct sales representatives to accelerate prospects' buying decisions into the quarter ended June 30, which is the final quarter of their preceding annual plan. In addition, revenues have in the past been relatively flat from the quarter ended December 31 to the quarter ended March 31 primarily as a result of customers' year-end purchasing patterns.

  The Company has experienced and expects to continue to experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the number, timing and significance of product enhancements and new product announcements by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, the length of the Company's sales cycle, market acceptance of and demand for the Company's products, the growth rate of the market for remote access products, the mix of the Company's products sold, the mix between revenues generated from software license fees and services, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, renewal rates for service agreements, software defects and other product quality problems, the Company's ability to attract and retain key personnel, the extent of international sales, changes in the level of costs and expenses, trends in the computer industry, general economic conditions, extraordinary events such as acquisitions or litigation and the occurrence of unexpected events. Historically, the Company's software support and maintenance revenues have accounted for a significant portion of the Company's total revenues. However, there can be no assurance that such rates will not decline in the future.

  The Company's revenues are largely dependent on software license fees, which are difficult to predict. Historically, the Company has operated with virtually no order backlog because its software products are shipped as orders are received. Moreover, the Company has in the past recognized and expects to continue to recognize a substantial portion of its software license fee revenues in the last month of a quarter, with these revenues frequently concentrated in the last two weeks of a quarter. As a result, software license fee revenues in any quarter are dependent on orders booked and shipped in that quarter, and the revenues for any quarter may not be predictable until the end of the quarter.

  Sales of the Company's software products generally involve a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often lengthy and subject to delays associated with the long approval process that accompanies significant customer initiatives or capital expenditures. The Company's sales cycle, from initial trial to complete installation, varies substantially from customer to customer as a result of the foregoing factors. Because the Company's staffing and operating expenses are based on anticipated revenue levels and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated order dates and actual order dates, as well as nonrecurring or unanticipated large orders, can cause significant variations in the Company's operating results from quarter to quarter. In addition, the Company's expenditures for product development are treated differently under applicable accounting standards depending upon the stage of product development. Certain of the Company's development expenditures may be expensed as incurred, while others are capitalized subject to amortization over the expected useful lives of the products, causing significant variations in the Company's operating results. For example, capitalized software development costs increased significantly in 1996 as a result of reaching technological feasibility for RemoteWare for NT. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Due to all of the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results may be below the expectations of securities analysts and investors. The Company has previously failed to meet the expectations of securities analysts and investors, and there can be no assurance that the Company will meet such expectations in the future. Failure of the Company to meet such expectations would have a material adverse effect on the price of the Company's Common Stock. See "Risk Factors-- Fluctuations in Quarterly Operating Results; Seasonality" and "--Volatility of Stock Price."

LIQUIDITY AND CAPITAL RESOURCES

  Since 1994, the Company has financed its operations primarily through the public sale of its Common Stock in its initial public offering, and through cash generated from operations. At December 31, 1996, the Company had $10.6 million in cash and cash equivalents, $23.2 million in working capital and no debt.

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

  Net cash used in investing activities was $14.0 million, $1.9 million, and $1.4 million in 1994, 1995 and 1996, respectively. In 1994, net cash used in investing activities resulted primarily from the purchase of short-term investments, fixed asset additions, and capitalized software development costs. In 1995, the net cash used in investing activities resulted primarily from the fixed asset additions offset by a decrease in short-term investments. In 1996, net cash used in investing activities resulted primarily from the purchase of the WorldLink product line from The NetPlex Group, Inc., fixed asset additions, and capitalized software development costs, offset by a decrease in short-term investments. The Company expects that its capital expenditures, primarily for computer workstations and file servers, will remain approximately the same or increase as the Company's employee base grows.

  Net cash provided by financing activities was $18.9 million and $1.1 million in 1994 and 1996, respectively. Net cash used in financing activities in 1995 was $6.4 million. Net cash provided by financing activities in 1994 consisted primarily of net proceeds from issuance of common stock and in 1996 consisted of the proceeds from, and income tax benefits associated with, the exercise of stock options. Net cash used in financing activities in 1995 resulted primarily from the Company's purchase of treasury stock.

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

  The Company believes that the net proceeds from the sale of Common Stock offered by the Company hereby, together with its current cash balances and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements through 1997. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.


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


                        XCELLENET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1996     1995    1994
                                                       -------  ------- -------
REVENUES
 Software license fees................................ $30,703  $25,612 $21,399
 Services.............................................  11,948    8,487   5,490
                                                       -------  ------- -------
    Total revenues....................................  42,651   34,099  26,889
                                                       -------  ------- -------
COSTS AND EXPENSES
 Costs of license fees................................   1,986    1,816   1,230
 Costs of services....................................   3,806    2,340   1,786
 Sales and marketing..................................  21,628   14,500  11,621
 Product development..................................   6,451    5,128   2,377
 General and administrative...........................   6,218    5,547   4,693
 Nonrecurring charges.................................   3,496      --      --
                                                       -------  ------- -------
    Total costs and expenses..........................  43,585   29,331  21,707
                                                       -------  ------- -------
Operating income (loss)...............................    (934)   4,768   5,182
Other income, net.....................................     934    1,264     748
                                                       -------  ------- -------
Income before income taxes............................     --     6,032   5,930
Provision for income taxes............................     --     2,230   2,375
                                                       -------  ------- -------
NET INCOME............................................ $   --   $ 3,802 $ 3,555
                                                       =======  ======= =======
NET INCOME PER SHARE.................................. $   --   $   .45 $   .45
                                                       =======  ======= =======
WEIGHTED AVERAGE SHARES OUTSTANDING...................   7,915    8,480   7,833
                                                       =======  ======= =======


 The accompanying notes are an integral part of these consolidated statements.


                        XCELLENET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            CONVERTIBLE
                          PREFERRED STOCK     COMMON STOCK    TREASURY STOCK    ADDITIONAL
                         ------------------ ---------------- -----------------   PAID-IN   RETAINED
                           SHARES    AMOUNT  SHARES   AMOUNT  SHARES   AMOUNT    CAPITAL   EARNINGS  TOTAL
                         ----------  ------ --------- ------ --------  -------  ---------- -------- -------
Balance, December 31,
 1993...................  1,062,594   $ 11  1,702,881  $17        --   $   --    $ 7,966    $1,875  $ 9,869
 Conversion of preferred
  stock to common stock. (1,062,594)   (11) 3,187,782   32                           (21)               --
 Initial public offering
  of common stock, net
  of issuance costs.....                    1,810,000   18                        17,748             17,766
 Stock options exercised
  for cash..............                      451,276    4                           172                176
 Compensation related to
  stock options.........                                                             121                121
 Income tax benefits
  related to exercise of
  stock options.........                                                             948                948
 Net income.............                                                                     3,555    3,555
 Foreign currency
  translation
  adjustment............                                                              38                 38
                         ----------   ----  ---------  ---   --------  -------   -------    ------  -------
Balance, December 31,
 1994...................        --     --   7,151,939   71        --       --     26,972     5,430   32,473
 Purchase of treasury
  shares................                                     (527,879)  (8,000)                      (8,000)
 Stock options exercised
  for cash..............                      385,937    4     17,100      259        37                300
 Employee stock purchase
  plan shares issued....                                       12,544      190        15                205
 Income tax benefits
  related to exercise of
  stock options.........                                                           1,131              1,131
 Net income.............                                                                     3,802    3,802
 Unrealized loss on
  short-term
  investments...........                                                             (50)               (50)
 Foreign currency
  translation
  adjustment............                                                             (12)               (12)
                         ----------   ----  ---------  ---   --------  -------   -------    ------  -------
Balance, December 31,
 1995...................        --     --   7,537,876   75   (498,235)  (7,551)   28,093     9,232   29,849
 Exercise of stock
  options...............                                      347,831    5,450    (4,282)             1,168
 Shares acquired related
  to stock option
  exercises.............                                      (47,926)    (906)                        (906)
 Employee stock purchase
  plan shares issued....                                       30,791      467       (94)               373
 Restricted stock
  issuance..............                                       10,000      152       (28)               124
 Income tax benefits
  related to exercise of
  stock options.........                                                             480                480
 Net income.............                                                                       --       --
 Unrealized loss on
  short-term
  investments...........                                                             (21)               (21)
 Foreign currency
  translation
  adjustment............                                                              63                 63
                         ----------   ----  ---------  ---   --------  -------   -------    ------  -------
Balance, December 31,
 1996...................        --    $--   7,537,876  $75   (157,539) $(2,388)  $24,211    $9,232  $31,130
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

  The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 ------------------------------------------- --------------------------
    ACTUAL         NUMBER    WEIGHTED-AVERAGE   WEIGHTED-      NUMBER      WEIGHTED-
   RANGE OF      OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
EXERCISE PRICES  AT 12/31/96 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
---------------  ----------- ---------------- -------------- ----------- --------------
$  .07-
   .47              176,689        2.9            $  .27       176,689       $  .27
  1.08-
   1.08             136,227        5.6              1.08        89,754         1.08
  2.33-
   2.33              34,095        6.2              2.33        14,101         2.33
  4.00-
   4.00             257,199        6.7              4.00       122,925         4.00
  7.50-
   7.50              81,150        7.6              7.50            --           --
 10.00-
  14.99           1,188,192        8.4             12.32        84,900        10.71
 15.50-
  19.00             180,076        6.8             16.99        17,926        15.81
 23.50-
  23.50              53,250        8.3             23.50        10,650        23.50
-------           ---------        ---            ------       -------       ------
$  .07-
  23.50           2,106,878        7.3            $ 9.90       516,945       $ 4.09
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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                  MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

  The executive officers and directors of the Company and their ages as of February 28, 1997 are as follows:

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

  Mr. Smith joined the Company in September 1996 as its Executive Vice President responsible for marketing and became President in January 1997. Prior to joining the Company, Mr. Smith was the President of Decision Point Data, a human resources decision support software company, from October 1995 until September 1996. He served as the President and Chief Executive Officer of Creative Multimedia, Inc., a consumer CD-ROM multimedia company, from December 1993 until September 1995. In July 1992, Mr. Smith founded Legacy Venture Capital and served as its President and General Partner from July 1992 until September 1994 and continues to serve as General Partner. From January 1988 until May 1992, Mr. Smith was the President and Chief Executive Officer of Central Point Software, Inc., a personal computer utilities software company. From 1978 to October 1988, Mr. Smith served in various positions at Hewlett-Packard Company including market development and product marketing manager positions.

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

  Mr. Marcus has served as a director of the Company since 1990. Mr. Marcus is a principal of InterSolve Group Inc., a firm that provides management consulting services to companies in several industries. He has served in this capacity since InterSolve was formed in 1991. From December 1994 until December 1995, Mr. Marcus was also the Chief Executive Officer of Plaid Clothing Group, Inc., a manufacturer of tailored clothing. Plaid Clothing
Group filed a voluntary federal bankruptcy petition in July 1995. From January 1989 to January 1992, Mr. Marcus was a principal of RCM Consulting, a provider of consulting services to the retail industry. From 1979 until 1988, Mr.
Marcus was Chief Executive Officer of Neiman-Marcus, a department store retailer. Mr. Marcus is a director of Zale Corporation, a specialty retailer of fine jewelry, and a member of its compensation committee. He is also a director of Edisol Bros. Stores, a specialty retailer of apparel.

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

                       Name of Five Percent                                       Percentage of
                    Beneficial Owner, Director         Shares of Common Stock        Common
Title of Class      or Named Executive Officer         Beneficially Owned (1)   Stock Outstanding
--------------    -------------------------------      ----------------------   -----------------
Common Stock,     Five Percent Beneficial Owners:
$0.01 par value
                  Motorola, Inc.                                 731,047                  9.8%
                   1303 East Algonquin Road
                   Schaumburg, Illinois 60196

                  GeoCapital Corporation (2)                     685,616                  9.2%
                   767 Fifth Avenue
                   New York, New York  10153

                  Robert Fleming Inc. (3)                        410,750                  5.5%
                   320 Park Avenue, 11th Floor
                   New York, NY  10022

                  Directors and Named Executive
                  Officers:

                  Dennis M. Crumpler (4)                       1,434,831                 19.2%
                  Stephen P. Bradley (5)                          10,000                   *
                  Donald L. House (6)                             36,599                   *
                  Richard C. Marcus (7)                           81,494                  1.1%
                  Geoffrey A. Moore (5)                           10,000                   *
                  Shereef W. Nawar (8)                           157,498                  2.1%
                  Richard L. Nolan (9)                            20,000                   *
                  Jeffrey P. Parker (10)                         136,751                  1.8%
                  Stefanus F. Coetzee (11)                        42,694                   *
                  W. Michael Parham (12)                          82,630                  1.1%
                  Sidney V. Sack (13)                            103,666                  1.4%
                  Corey M. Smith                                  10,000                   *

                  Directors and Executive
                   Officers as a Group (14)                    2,149,841                 27.5%

--------
 *Less than one percent.
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of January 31, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
 (2) GeoCapital Corporation ("GeoCapital") is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. GeoCapital has sole investment power with respect to all of these shares and voting power with respect to none of these shares. The information herein regarding GeoCapital's stock ownership was obtained from a Schedule 13G filed by GeoCapital with the Securities and Exchange Commission and received by the Company on February 25, 1997. The Company makes no representation as to the accuracy or completeness of the information reported regarding GeoCapital.
 (3) Robert Fleming Inc. ("Fleming") is an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940. Fleming has shared investment power and shared voting power with respect to all of these shares. The information herein regarding Fleming's stock ownership was obtained from a Schedule 13G filed by Fleming with the Securities and Exchange Commission and received by the Company on February 25, 1997. The Company makes no representation as to the accuracy or completeness of the information reported regarding Fleming.
 (4) Includes 1,200,000 shares held by a limited partnership, the general partner of which is a limited liability company of which Mr. Crumpler is the controlling manager. As such, Mr. Crumpler has voting and investment power over these shares. Also includes 104,800 shares owned by Mr. Crumpler's spouse. In November 1989, Mr. Crumpler entered into an agreement with his spouse that provides that Mr. Crumpler has sole voting power with respect to the shares of Common Stock presently held, or acquired in the future, by her. This agreement also places certain restrictions on the ability of Mr. Crumpler's spouse to transfer her shares of Common Stock and provides Mr. Crumpler a right of first refusal in connection with such shares. Also includes 3,800 shares held by Mr. Crumpler as trustee of a trust for the benefit of his mother, as to which he retains sole voting and investment power. Also includes 3,000 shares held by Mr. Crumpler as custodian for his minor children and as to which he retains sole voting and investment power.
(5) Consists of 10,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(6) Includes 30,350 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(7) Consists of 33,114 shares held jointly by Mr. Marcus and his spouse and 48,380 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(8) Includes 64,661 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(9) Consists of 20,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(10) Includes 21,050 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(11) Includes 900 shares held by Mr. Coetzee's spouse. Also includes 40,551 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(12) Includes 39,098 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(13) Includes 39,352 shares held jointly by Mr. Sack and his spouse. Also includes 36,718 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.
(14) Includes 330,564 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1997.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XCELLENET, INC.

                                        By: /s/ Dennis M. Crumpler
                                            ----------------------------
                                            Dennis M. Crumpler
                                            Chairman of the Board and
                                            Chief Executive Officer

                                        Date:  February 27, 1997
                                              --------------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.


              Signature                    Title                               Date
              ---------                    -----                               ----
/s/      Dennis M. Crumpler
-----------------------------------   Chairman of the Board and            February 27, 1997
         Dennis M. Crumpler           Chief Executive Officer
                                      (Principal Executive Officer)


/s/      Sidney V. Sack               Executive Vice President,            February 26, 1997
-----------------------------------   Chief Financial Officer and
         Sidney V. Sack               Assistant Secretary (Principal
                                      Financial and Accounting Officer)

/s/      Shereef W. Nawar
-----------------------------------   Chief Technical Officer and          February 27, 1997
         Shereef W. Nawar             Director

/s/      Stephen P. Bradley
-----------------------------------   Director                             February 27, 1997
         Stephen P. Bradley

/s/      Donald L. House
-----------------------------------   Director                             February 27, 1997
         Donald L. House

/s/      Richard C. Marcus                                                 February 27, 1997
-----------------------------------   Director
         Richard C. Marcus


-----------------------------------   Director
         Geoffrey A. Moore


-----------------------------------   Director
         Richard L. Nolan

/s/      Jeffrey P. Parker                                                 February 27, 1997
-----------------------------------   Director
         Jeffrey P. Parker

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