Form 10-K/A
period 1996-12-31
XCELLENET INC /GA/
filed 1997-03-21
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                      THREE MONTHS ENDED
                            ------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30, SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996     1996      1996
                            -------- -------- -------- -------- -------- -------- --------  --------
                                              (in thousands,except per share data)
CONSOLIDATED STATEMENTS OF
OPERATIONS:
Revenues:
 Software license fees....   $6,851   $7,002   $4,918   $6,841   $6,931   $7,381   $6,133   $10,258
 Services.................    1,822    2,037    2,195    2,433    2,519    2,745    3,227     3,457
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total revenues..........    8,673    9,039    7,113    9,274    9,450   10,126    9,360    13,715
                             ------   ------   ------   ------   ------   ------   ------   -------
Costs and expenses:
 Costs of license fees....      484      440      417      476      477      524      387       598
 Costs of services........      591      529      581      638      731      856      938     1,281
 Sales and marketing......    3,501    3,759    3,281    3,959    4,368    5,471    5,384     6,405
 Product development......    1,189    1,315    1,251    1,373    1,341    1,561    1,500     2,049
 General and
  administrative..........    1,369    1,562    1,200    1,416    1,489    1,393    1,506     1,830
 Nonrecurring charges.....      --       --       --       --       --       --       384     3,112
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total costs
   and expenses...........    7,134    7,605    6,730    7,862    8,406    9,805   10,099    15,275
                             ------   ------   ------   ------   ------   ------   ------   -------
Operating income (loss)...    1,539    1,434      383    1,412    1,044      321     (739)   (1,560)
Other income, net.........      304      334      330      296      288      265      204       177
                             ------   ------   ------   ------   ------   ------   ------   -------
Income (loss) before
 income taxes.............    1,843    1,768      713    1,708    1,332      586     (535)   (1,383)
Provision for (benefit
 from) income taxes.......      715      654      264      597      466      223     (160)     (529)
                             ------   ------   ------   ------   ------   ------   ------   -------
Net income (loss).........   $1,128   $1,114   $  449   $1,111   $  866   $  363   $ (375)  $  (854)
                             ======   ======   ======   ======   ======   ======   ======   =======
Net income (loss) per
 share....................   $ 0.13   $ 0.13   $ 0.05   $ 0.14   $ 0.11   $ 0.05   $(0.05)  $ (0.12)
                             ======   ======   ======   ======   ======   ======   ======   =======
Weighted average shares
 outstanding..............    8,624    8,602    8,502    8,160    7,852    7,883    7,238     7,345
                             ======   ======   ======   ======   ======   ======   ======   =======
                                                      THREE MONTHS ENDED
                            ------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30, SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996     1996      1996
                            -------- -------- -------- -------- -------- -------- --------  --------
PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 Software license fees....       79%      77%      69%      74%      73%      73%      66%       75%
 Services.................       21       23       31       26       27       27       34        25
                             ------   ------   ------   ------   ------   ------   ------   -------
 Total revenues:..........      100%     100%     100%     100%     100%     100%     100%      100%
Costs and expenses:
 Costs of license fees....        5        5        6        5        5        5        4         4
 Costs of services........        7        6        8        7        8        9       10         9
 Sales and marketing......       40       42       46       43       46       54       58        47
 Product development......       14       14       18       15       14       15       16        15
 General and
  administrative..........       16       17       17       15       16       14       16        13
 Nonrecurring charges.....       --       --       --       --       --       --        4        23
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total operating costs
   and expenses...........       82       84       95       85       89       97      108       111
                             ------   ------   ------   ------   ------   ------   ------   -------
Operating income (loss)...       18       16        5       15       11        3       (8)      (11)
Other income, net.........        3        3        5        3        3        3        2         1
                             ------   ------   ------   ------   ------   ------   ------   -------
Income (loss) before
 income taxes.............       21       19       10       18       14        6       (6)      (10)
Provision for (benefit
 from) income taxes.......        8        7        4        6        5        2        2        (4)
                             ------   ------   ------   ------   ------   ------   ------   -------
Net income (loss).........       13%      12%       6%      12%       9%       4%      (4)%      (6)%
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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 23, 1997


                        XCELLENET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
ASSETS
Current assets:
 Cash and cash equivalents................................... $10,587  $ 9,304
 Short-term investments......................................   2,157    9,115
 Trade receivables, less allowance for doubtful accounts of
  $503 and $325 at December 31, 1996 and 1995, respectively..  13,306    8,091
 Prepaid expenses and other current assets...................   1,049      714
 Income tax receivable.......................................     793      522
                                                              -------  -------
    Total current assets.....................................  27,892   27,746
                                                              -------  -------
Furniture, fixtures and equipment, net.......................   5,378    4,885
Capitalized software development costs, net of accumulated
 amortization of $1,566 and $922 at December 31, 1996 and
 1995, respectively..........................................   2,231      767
Deferred income tax assets...................................     754      --
Other noncurrent assets......................................     428       63
                                                              -------  -------
                                                              $36,683  $33,461
                                                              =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................ $ 1,207  $   991
 Accrued bonuses and commissions.............................   1,375      610
 Sales tax payable...........................................     360      146
 Deferred income tax liabilities.............................     --        33
 Other current liabilities...................................   1,752      998
                                                              -------  -------
    Total current liabilities................................   4,694    2,778
                                                              -------  -------
Long-term liabilities........................................     859      834
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares
  authorized; no shares issued or outstanding................     --       --
 Common stock, $.01 par value; 30,000,000 shares authorized,
  7,537,876 shares issued and 7,380,337 shares outstanding in
  1996 and 7,537,876 shares issued and 7,039,641 outstanding
  in 1995....................................................      75       75
 Additional paid-in capital..................................  24,211   28,093
 Retained earnings...........................................   9,232    9,232
 Treasury stock at cost, 157,539 shares in 1996 and 498,235
  shares in 1995.............................................  (2,388)  (7,551)
                                                              -------  -------
    Total shareholders' equity...............................  31,130   29,849
                                                              -------  -------
                                                              $36,683  $33,461
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



                        XCELLENET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996     1995      1994
                                                   --------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income....................................... $    --   $ 3,802  $  3,555
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Writeoff of WorldLink product line..............    3,037      --        --
  Issuance of restricted stock....................      124      --        --
  Depreciation and amortization...................    3,030    2,330     1,351
  Increase in trade receivables...................   (5,215)  (1,601)   (2,101)
  Increase in prepaid expenses and other current
   assets.........................................     (335)     (55)     (251)
  (Increase) decrease in income taxes receivable..     (271)     494      (899)
  (Increase) decrease in deferred income tax
   assets.........................................     (754)     --        295
  Decrease in other long-term assets..............      --       --        186
  Increase (decrease) in current liabilities......    1,916      (77)    1,253
  Increase in long-term liabilities...............       25       18        83
                                                   --------  -------  --------
    Total adjustments.............................    1,557    1,109       (83)
                                                   --------  -------  --------
    Net cash provided by operating activities.....    1,557    4,911     3,472
                                                   --------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in short-term investments....    6,958    1,655   (10,770)
 Purchase of WorldLink product line...............   (3,037)     --        --
 Purchases of furniture, fixtures and equipment...   (2,879)  (3,217)   (2,749)
 Additions to capitalized software development
  costs...........................................   (2,108)    (319)     (786)
 Decrease (increase) in long-term investments.....     (225)     (35)      142
 Other............................................      (77)     (12)      114
                                                   --------  -------  --------
    Net cash used in investing activities.........   (1,368)  (1,928)  (14,049)
                                                   --------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock.......................      --    (8,000)      --
 Proceeds from issuance of common stock, net of
  related costs...................................      635      505    17,942
 Income tax benefits related to exercise of stock
  options.........................................      480    1,131       948
 Other............................................      (21)     (50)       41
                                                   --------  -------  --------
    Net cash provided by (used in) financing
     activities...................................    1,094   (6,414)   18,931
                                                   --------  -------  --------
Net increase (decrease) in cash and cash equiva-
 lents............................................    1,283   (3,431)    8,354
Cash and cash equivalents, beginning of year......    9,304   12,735     4,381
                                                   --------  -------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............ $ 10,587  $ 9,304  $ 12,735
                                                   ========  =======  ========
SUPPLEMENTAL DISCLOSURES:
 Interest paid.................................... $    --   $   --   $      1
 Income taxes paid................................ $    887  $ 1,253  $  1,771

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

 Change in Company Year-End

  Effective December 31, 1993, the Company changed its fiscal year-end from June 30 to December 31. All prior year financial statements have been restated to reflect a December 31 year-end.

 Recent Accounting Pronouncements

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" ("SFAS 121"), which became effective for fiscal years beginning after December 15, 1995. SFAS 121 established standards for determining when impairment losses on long lived assets have occured and how impairment losses should be measured. The Company adopted SFAS 121 effective January 1, 1996. The financial statement impact of adopting SFAS 121 was not material.

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

 Furniture, Fixtures and Equipment

  Furniture, fixtures and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized. Furniture, fixtures and equipment consist of the following (in thousands):

                                                               AT DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
Computer equipment............................................ $ 7,814  $ 6,771
Furniture and fixtures........................................   2,540    2,408
Leasehold improvements........................................     676      600
Automobiles...................................................     168       81
                                                               -------  -------
                                                                11,198    9,860
Less accumulated depreciation.................................  (5,820)  (4,975)
                                                               -------  -------
Furniture, fixtures and equipment, net........................ $ 5,378  $ 4,885
                                                               =======  =======

 Capitalized Software Development Costs

  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software development costs when a new or enhanced product is released for customer testing and ceases capitalization when the product is released for sale. Software development costs of $2,108,000, $319,000 and $786,000 were capitalized in 1996, 1995 and 1994, respectively. Amortization of capitalized software development costs begins as products are made available for sale, with annual amortization equal to the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product or the straight-line method over the remaining estimated economic life of the product, which is a maximum of three years. Amortization expense is included in costs of license fees. Amortization totaled $644,000, $332,000, and $48,000 in 1996, 1995 and 1994, respectively.



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

 Stock-Based Compensation

  During 1995, the FASB issued SFAS 123 which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied.

  The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants in 1996 and 1995:

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
                                                              ========  =======

  The losses from the Company's U.K. operations were $258,000, $190,000 and $289,000 in 1996, 1995 and 1994, respectively. The income tax benefit related to losses since inception of $533,000 and $433,000 at December 31, 1996 and 1995, respectively, has been offset by a valuation allowance due to the uncertainty of realization.

4. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain office space and equipment under noncancelable operating lease agreements, which expire at various dates through 2001. In 1996, 1995 and 1994, rent expense under these agreements totaled $1,754,000, $1,131,000 and $790,000, respectively.

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

5. RELATED PARTY TRANSACTIONS

  Electronic Commerce, Inc. ("E-Comm"), a system integrator based in Raleigh, North Carolina that remarkets the Company's software to end-user customers, is partially owned by the brother of the Company's CEO. During 1995 the Company's CEO personally loaned E-Comm $200,000 which was outstanding at December 31, 1996, in the form of an unsecured note for working capital purposes. Subsequent to year-end, this loan was paid back in full in conjunction with the acquisition of E-Comm by the Company. See Note 7 "Subsequent Events."

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

6. NONRECURRING CHARGES

  Effective November 5, 1996, the Company acquired all tangible and intangible WorldLink software rights from The NetPlex Group, Inc. under the terms of an asset purchase agreement for a total consideration of approximately $3,037,000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" ("APB 16"), and accordingly, the purchase price was allocated to goodwill as of the acquisition date. An amount equal to the purchase price was included in nonrecurring charges on the Company's statement of operations due to uncertainties regarding its recoverability.



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

 Potential Public Stock Offering

  The Company filed a registration statement on February 24, 1997 for the sale of 655,953 shares of the Company's common stock (excluding shares that may be sold upon the exercise of the underwriters' over-allotment option and any selling shareholders' shares and including 157,539 shares classified as treasury stock in the Company's accompanying Consolidated Balance Sheets). There can be no assurance that the offering will be successfully completed.

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


                            SECTION 16(a) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons except that Mr. Moore filed a late Form 3 in connection with his initial election to the Company's Board of Directors on March 9, 1996.

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

                                 Number of
                                Securities                                                    Length of Original
                                Underlying     Market Price of   Exercise Price                   Option Term
                                  Options       Stock at Time      at Time of      New         Remaining at Date
                                Repriced or    of Repricing or    Repricing or    Exercise      of Repricing or
Name                   Date     Amended (#)     Amendment ($)     Amendment ($)   Price ($)       Amendment
----                 -------    -----------    ---------------   ---------------  ---------   -------------------
Jeanne N. Bateman    2/29/96      3,939           $12.25            $23.50         $12.25     9 years, 2 months
Joel A. Miller       2/29/96      9,848           $12.25            $23.50         $12.25     9 years, 2 months
Shereef W. Nawar     2/29/96     16,413           $12.25            $23.50         $12.25     9 years, 2 months


Compensation and Stock Option Committee Report on Stock Option Repricing
------------------------------------------------------------------------

The Company uses stock options as a significant element of compensation. Stock options are used to attract, retain, and motivate key employees, as well as to help align the interests of employees and shareholders. As the

Company's stock price falls below the employee's stock option exercise price, the options may lose a relative portion of their motivational and retentive value. As the difference between the two prices increases, the perceived value of the options degrade. This situation occurred at XcelleNet in the fourth quarter of 1995, as XcelleNet's stock price had dropped to the $11-$12 range from a high of over $33 in February 1995. The Company needed to restore the motivational and retentive value of the existing stock options in order to promote the successful implementation of XcelleNet's growth strategies. As such, in January 1996, the Compensation and Stock Option Committee approved a stock option repricing program that was offered to all employees who held options. This program allowed the employee to replace all options with an exercise price of $15 or higher (granted under the 1987 Stock Option Plan) for a fewer number of options at the current fair market value, conditioned on the surrender of the previously granted options. There were two trade-offs to this program. First, the number of new options granted were proportionally less than the original grant, using a future stock valuation formula. Second, the vesting of the newly granted options would start anew, thus ensuring the long-term commitments intended. A total of 83 out of 136 eligible employees (61%) chose to reprice their options, resulting in the repricing and reissuance of a total of 173,431 stock options and the net cancellation of 81,319 options. For all executive officers the number of options elected for repricing totaled 46,000, which converted to 30,200 after repricing, yielding net cancellations of 15,800 options.


Compensation and Stock Option Committee
---------------------------------------

 Stephen P. Bradley
 Richard C. Marcus
 Jeffrey P. Parker


     INDEMNIFICATION OF OFFICERS

     The Company is obligated to indemnify each of its officers under the Company's Amended and Restated Bylaws and separate indemnification agreements with each executive officer.

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

     Mr. Crumpler is the Chairman of the Board and Chief Executive Officer of the Company. Prior to January 2, 1997, Electronic Commerce, Inc. ("E-Comm"), a Solution Partner that remarkets the Company's software to end-user customers, was partially owned by Mr. Crumpler's brother. On January 2, 1997 the Company acquired all the outstanding shares of E-Comm for a total consideration comprising cash and stock of approximately $2,675,000. During 1995, Mr. Crumpler personally loaned E-Comm $200,000, which was outstanding at December 31, 1996, in the form of an unsecured note for working capital purposes. Subsequent to year-end, this loan was paid back in full in conjunction with the acquisition of E-Comm by the Company. During 1996 and 1995, E-Comm purchased software from the Company totaling $734,000 and $852,000, respectively, of which $734,000 and $664,000, respectively, were remarketed to end-user customers (the balance was used internally by E-Comm). All of these transactions were at the Company's standard terms and conditions. At December 31, 1996 and 1995, the Company had receivables of $107,000 and $243,000, respectively, from E-Comm, all of which were related to remarketing activities.

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

     In February 1997, the Company entered into Change in Control Employment Agreements (each, an "Agreement") with Messrs. Crumpler, Smith, Sack and Nawar. Each Agreement will become effective if and when a Change in Control (as defined therein) occurs during the three-year period following the date of the Agreement or during any of the one-year annual renewal periods (the "Change of Control Period"), or if the employee's employment is terminated in connection with or in anticipation of a Change of Control (in either case, the "Effective Date"). The employee's employment period under the Agreement begins on the Effective Date
and continues for three years.   During the employment period, the
employee will (i) receive a monthly base salary equal to or greater than the highest monthly base salary paid to him by the Company during the previous 12 months; (ii) an annual cash bonus at least equal to the highest bonus paid to him in any of the three fiscal years prior to the Effective Date, and (iii) the ability to participate in all incentive, savings, welfare benefit, fringe benefit and retirement plans of the Company. If the employee's employment terminates during the employment period he will receive certain severance benefits under the Agreement. If his employment terminates for any reason other than cause (as defined in the Agreement) or the voluntary resignation of the employee without good reason (as defined in the Agreement) other than during the 30-day period beginning on the first anniversary of the Effective Date, he will receive only his accrued benefits, if applicable. If he is terminated by the Company (i) without cause, (ii) resigns voluntarily for good reason , or (iii) resigns for any reason during the 30-day period beginning on the first anniversary of the Effective Date, he would receive a lump sum cash payment equal to: (a) his base salary through the date of termination, (b) a prorata bonus for the year of termination, based upon the greater of one-half of his then-current base salary or the highest of his actual bonuses earned in the prior three years ("Bonus"), (c) the product of two and the sum of his base salary and Bonus, (d) unpaid deferred compensation and vacation pay, and (e) a contingent payment based upon 1.2 times the difference between the fair market value of the securities issuable upon exercise of certain of the employee's unvested stock options at the date of termination that would have become vested within three years after the date of termination and the aggregate exercise price of such options; provided that this last amount will not be payable if the vesting of those unvested options is accelerated to a date not later than the date of termination. In addition, the employee would be entitled to certain continued employee benefits. In the event that payments to the employee are subject to excise tax under Section 4999 of the Internal Revenue Code, the Company will make an additional payment in an amount such that after the payment of all income and excise taxes, the employee will be in the same after-tax position as if no excise tax had been imposed.

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

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XCELLENET, INC.

                                        By: /s/ Dennis M. Crumpler
                                            ------------------------------------
                                            Dennis M. Crumpler
                                            Chairman and Chief Executive Officer


March 20, 1997

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