Form 10-K/A
period 1996-12-31
XCELLENET INC /GA/
filed 1997-03-26
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 3

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

  The Company believes that the widespread adoption of internet technologies by organizations with enterprise information networks and the emergence of corporate intranets will create significant opportunities for the Company to expand the applicability of its core technologies. The Company intends to aggressively pursue these opportunities by developing and marketing a new family of intranet system and application management utilities.

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

  Pursue Intranet System Management Opportunities. As corporate intranets are increasingly used to disseminate information and software to remote users, the Company is seeking to leverage its core technologies to address intranet system management. The Company intends to aggressively pursue these opportunities by developing and marketing a new family of intranet system management and application enhancement utilities. This line of products, which is currently under development, is being designed to support internet standards and browser and server offerings from Microsoft and Netscape, and is derived from RemoteWare's QEA and session automation technology. A trial version of SessionXpress Basic, the first of these products, was released on the Company's web site in February 1997.

  Expand Distribution and Marketing Channels. The Company relies on its direct sales force as its primary distribution channel and intends to increase the number of its direct sales personnel in the future. In addition, the Company is developing new distribution and marketing channels for its RemoteWare product family and its intranet system management product line. These new channels will include a telesales function, indirect sales through OEM and bundling arrangements, and web-based marketing. The Company's objectives for these new channels are to facilitate product trials, generate qualified leads, and generally increase market awareness and sales of the Company's products.

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

PRODUCTS UNDER DEVELOPMENT

  The Company's product development efforts are currently focused on increasing the functionality of RemoteWare for NT and developing its intranet system management product line.

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

 Intranet System Management Product Line

  The Company is currently developing an intranet system management product line, a new family of software utilities being designed to provide a tailored subset of RemoteWare functionality to companies that are implementing intranets. These products are derived from the Company's QEA and session automation technology and will run on Microsoft Windows NT servers. It is anticipated that these products would be sold individually or as a suite to address specific customer needs. One of these planned products, SessionXpress, is being developed to provide efficient "push" and "pull" delivery of content and to include integrated capabilities for remote disk, file and directory management. SessionXpress is expected to be offered in two versions, SessionXpress and SessionXpress Basic, with SessionXpress Basic to have a more limited set of features. A trial version of SessionXpress Basic was released on the Company's web site in February 1997, and commercial availability of SessionXpress Basic is scheduled for the second quarter of 1997.

  Due to the complexity of remote access computing software in general, and the NT operating system and internet standards in particular, and the difficulty in gauging the engineering effort required to develop these planned products, the development of RemoteWare 3.2 and the intranet system management family of potential products is subject to significant technical risks. Furthermore, software products as complex as those currently under development by the Company are subject to frequent delays and undetected errors or compatibility issues following their introduction or as new versions are released. There can be no assurance that the Company will not encounter difficulties that could delay or prevent the successful and timely development, introduction and marketing of these planned products. Moreover, even if such planned products are developed and introduced, there can be no assurance that there will be a significant market for such products, that RemoteWare 3.2 or the planned intranet system management products will achieve any significant degree of market acceptance, or that the intranet system management products will not result in price erosion or reduced sales of the RemoteWare products. Failure to release these planned products on a timely basis, failure of these planned products, if and when released, to achieve any significant degree of market acceptance, or failure to effectively manage the introduction of the planned intranet system management products without eroding the sales or sales prices of RemoteWare products, would have a material adverse effect upon the Company's business, operating results and financial condition.

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

  The Company intends to price each of its planned intranet system management products on a per server basis, with separate prices for unlimited and limited concurrent session capacity. The Company intends to price SessionXpress at $4,995 for eight concurrent sessions and at $9,995 for unlimited concurrent sessions. The Company also intends to offer SessionXpress Basic, a version of SessionXpress with a limited set of features, at a lower price.

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

  The Company is in the early stages of developing its sales and marketing channels for its planned intranet system management products. The Company is expanding its recently created telesales function and intends to leverage the Web for building market awareness, as well as for selling its planned intranet system management products. The Company also intends to pursue OEM and bundling opportunities with software and hardware vendors. The planned intranet system management product line will also be offered by the Company's direct sales force.

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

  For certain of its client products and the RemoteWare Discovery System, the Company uses "shrinkwrap" licenses that are not signed by licensees to protect its copyrights and trade secrets in those products. In addition, the Company uses an electronic version of a shrinkwrap license for all users of the trial version of its SessionXpress Basic product distributed electronically through the Company's web site. In addition, the Company expects to use a shrinkwrap license agreement, or an electronic version of such agreement, for its intranet systems management products when commercially released. Since these shrinkwrap licenses are not signed by the licensee, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. The laws of the State of Georgia, which govern these licenses for the Company's products, continue to be unclear on this subject. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

  The Company is currently investing significant product development resources in developing its intranet system management family of products, which the Company currently anticipates will consist of several products that are being derived from RemoteWare and that are being targeted at companies implementing corporate intranets. These products are planned for release throughout 1997, beginning with the first product in the second quarter. The Company believes that the market for intranet system management products in general, and for its planned intranet system management products in particular, is highly uncertain and the development of these new products is subject to significant technical risks. As a result, the Company does not anticipate that the software license fees generated from its intranet system management products in 1997 will be material compared to its total revenues. Furthermore, there can be no assurance that any customer confusion over the similar capabilities of its intranet system management and RemoteWare products will not result in price erosion or reduced sales of the RemoteWare products.

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

  The Company is currently investing significant product development resources in developing its intranet system management family of products, which the Company currently anticipates will consist of several products that are being derived from RemoteWare and are being targeted at companies implementing corporate intranets. The Company currently plans to release the first of such products, SessionXpress Basic, in the second quarter of 1997 and currently plans to release the other intranet system management products at various times throughout 1997. The Company believes that the market for intranet system management products in general, and the market for its planned intranet system management product line in particular, is highly uncertain. Furthermore, the development of these new products is subject to significant technical risks. As a result, the Company does not anticipate that the software license fees generated from its intranet systems management products in 1997 will be material compared to its total revenues.

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

  The Company believes that its current cash balances and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements through 1997. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                      THREE MONTHS ENDED
                            ------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30, SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996     1996      1996
                            -------- -------- -------- -------- -------- -------- --------  --------
                                              (in thousands,except per share data)
CONSOLIDATED STATEMENTS OF
OPERATIONS:
Revenues:
 Software license fees....   $6,851   $7,002   $4,918   $6,841   $6,931   $7,381   $6,133   $10,258
 Services.................    1,822    2,037    2,195    2,433    2,519    2,745    3,227     3,457
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total revenues..........    8,673    9,039    7,113    9,274    9,450   10,126    9,360    13,715
                             ------   ------   ------   ------   ------   ------   ------   -------
Costs and expenses:
 Costs of license fees....      484      440      417      476      477      524      387       598
 Costs of services........      591      529      581      638      731      856      938     1,281
 Sales and marketing......    3,501    3,759    3,281    3,959    4,368    5,471    5,384     6,405
 Product development......    1,189    1,315    1,251    1,373    1,341    1,561    1,500     2,049
 General and
  administrative..........    1,369    1,562    1,200    1,416    1,489    1,393    1,506     1,830
 Nonrecurring charges.....      --       --       --       --       --       --       384     3,112
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total costs
   and expenses...........    7,134    7,605    6,730    7,862    8,406    9,805   10,099    15,275
                             ------   ------   ------   ------   ------   ------   ------   -------
Operating income (loss)...    1,539    1,434      383    1,412    1,044      321     (739)   (1,560)
Other income, net.........      304      334      330      296      288      265      204       177
                             ------   ------   ------   ------   ------   ------   ------   -------
Income (loss) before
 income taxes.............    1,843    1,768      713    1,708    1,332      586     (535)   (1,383)
Provision for (benefit
 from) income taxes.......      715      654      264      597      466      223     (160)     (529)
                             ------   ------   ------   ------   ------   ------   ------   -------
Net income (loss).........   $1,128   $1,114   $  449   $1,111   $  866   $  363   $ (375)  $  (854)
                             ======   ======   ======   ======   ======   ======   ======   =======
Net income (loss) per
 share....................   $ 0.13   $ 0.13   $ 0.05   $ 0.14   $ 0.11   $ 0.05   $(0.05)  $ (0.12)
                             ======   ======   ======   ======   ======   ======   ======   =======
Weighted average shares
 outstanding..............    8,624    8,602    8,502    8,160    7,852    7,883    7,238     7,345
                             ======   ======   ======   ======   ======   ======   ======   =======
                                                      THREE MONTHS ENDED
                            ------------------------------------------------------------------------
                            MAR. 31, JUN. 30, SEP. 30, DEC. 31, MAR. 31, JUN. 30, SEP. 30,  DEC. 31,
                              1995     1995     1995     1995     1996     1996     1996      1996
                            -------- -------- -------- -------- -------- -------- --------  --------
PERCENTAGE OF TOTAL
 REVENUES:
Revenues:
 Software license fees....       79%      77%      69%      74%      73%      73%      66%       75%
 Services.................       21       23       31       26       27       27       34        25
                             ------   ------   ------   ------   ------   ------   ------   -------
 Total revenues...........      100%     100%     100%     100%     100%     100%     100%      100%
Costs and expenses:
 Costs of license fees....        5        5        6        5        5        5        4         4
 Costs of services........        7        6        8        7        8        9       10         9
 Sales and marketing......       40       42       46       43       46       54       58        47
 Product development......       14       14       18       15       14       15       16        15
 General and
  administrative..........       16       17       17       15       16       14       16        13
 Nonrecurring charges.....       --       --       --       --       --       --        4        23
                             ------   ------   ------   ------   ------   ------   ------   -------
  Total operating costs
   and expenses...........       82       84       95       85       89       97      108       111
                             ------   ------   ------   ------   ------   ------   ------   -------
Operating income (loss)...       18       16        5       15       11        3       (8)      (11)
Other income, net.........        3        3        5        3        3        3        2         1
                             ------   ------   ------   ------   ------   ------   ------   -------
Income (loss) before
 income taxes.............       21       19       10       18       14        6       (6)      (10)
Provision for (benefit
 from) income taxes.......        8        7        4        6        5        2        2        (4)
                             ------   ------   ------   ------   ------   ------   ------   -------
Net income (loss).........       13%      12%       6%      12%       9%       4%      (4)%      (6)%
                             ======   ======   ======   ======   ======   ======   ======   =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
XcelleNet, Inc.:

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

 Cash, Cash Equivalents and Short-term Investments

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
                                                               =======  =======

 Capitalized Software Development Costs

  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software development costs when a new or enhanced product is released for customer testing and ceases capitalization when the product is released for sale. Software development costs of $2,108,000, $319,000 and $786,000 were capitalized in 1996, 1995 and 1994, respectively. Amortization of capitalized software development costs begins as products are made available for sale, with annual amortization equal to the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product or the straight-line method over the remaining estimated economic life of the product, which is a maximum of three years. Amortization expense is included in costs of license fees. Amortization totaled $644,000, $332,000 and $48,000 in 1996, 1995 and 1994, respectively.



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


March 25, 1997

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