Form 10-Q
period 1997-03-31
XCELLENET INC /GA/
filed 1997-05-15
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No ____
                       -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 8,149,905 shares as of  May 6, 1997

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
----------------------------------------------------------------------------------------------------
                                                                                    1997      1996
----------------------------------------------------------------------------------------------------
REVENUES
         Software license fees                                                      $ 8,871  $6,931
         Software upgrade fees and services                                           4,479   2,519
----------------------------------------------------------------------------------------------------
                                                                                     13,350   9,450
----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
         Costs of license fees                                                          570     477
         Costs of software upgrade fees and services                                  1,688     731
         Sales and marketing                                                          5,407   4,368
         Product development                                                          2,041   1,341
         General and administrative                                                   1,867   1,489
----------------------------------------------------------------------------------------------------
                                                                                     11,573   8,406
----------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                      1,777   1,044
Other income, net                                                                        90     288
----------------------------------------------------------------------------------------------------
Income before income taxes                                                            1,867   1,332
Provision for income taxes                                                              738     466
----------------------------------------------------------------------------------------------------
NET INCOME                                                                          $ 1,129  $  866
----------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                                                  $0.14   $0.11
----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                                   8,352   7,852
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

                                                                                          UNAUDITED
                                                                                          MARCH 31,    DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                            1997           1996
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
 Cash and cash equivalents                                                                 $ 9,403       $10,587
 Short-term investments                                                                      2,947         2,157
 Trade receivables, net of allowance for doubtful accounts of $602 and $503                 15,216        13,306
 Prepaid expenses and other current assets                                                   1,331         1,049
 Income tax receivable                                                                         -             793
-------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                      28,897        27,892
-------------------------------------------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                                       5,600         5,378
Capitalized software development costs, net of accumulated
 amortization of $1,805 and $1,566                                                           2,726         2,231
Intangible assets, net of accumulated amortization of $94                                    2,671           -
Deferred income tax assets                                                                     754           754
Other noncurrent assets                                                                        439           428
-------------------------------------------------------------------------------------------------------------------
                                                                                           $41,087       $36,683
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                                        $ 6,669       $ 4,694
Long-term liabilities                                                                        1,259           859
Shareholders' equity                                                                        33,159        31,130
-------------------------------------------------------------------------------------------------------------------
                                                                                           $41,087       $36,683
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed balance sheets.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
--------------------------------------------------------------------------------------------
                                                                           1997      1996
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                               $ 1,129   $  866
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                             1,038      692
  Change in assets and liabilities, net of effects
  of purchase of XIS:
   Increase in trade receivables                                           (1,510)    (545)
   Increase in prepaid expenses and other current assets                     (279)    (289)
   Decrease in income tax receivable                                        1,099      426
   Increase in current liabilities                                            732      424
   (Decrease) increase in long-term liabilities                               (34)      11
--------------------------------------------------------------------------------------------
    Total adjustments                                                       1,046      719
--------------------------------------------------------------------------------------------
    Net cash provided by operating activities                               2,175    1,585
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in short-term investments                                          (790)    (586)
 Purchases of furniture, fixtures, and equipment                             (842)    (414)
 Additions to capitalized software development costs                         (734)    (430)
 Purchase of XIS, net of cash acquired                                     (1,107)     -
 Other                                                                        (72)     (73)
--------------------------------------------------------------------------------------------
    Net cash used in investing activities                                  (3,545)  (1,503)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock, net of related costs                  52      105
 Income tax benefits related to exercise of stock options                     100        9
 Other                                                                         34      (37)
--------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                 186       77
--------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                       (1,184)     159
Cash and cash equivalents, beginning of period                             10,587    9,304
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $ 9,403   $9,463
--------------------------------------------------------------------------------------------

Supplemental disclosures
 Interest paid                                                            $     1   $  -
 Income taxes paid                                                        $    39   $   31
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. In the Company's opinion, the accompanying consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated results of operations, condensed financial position and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of results expected for the entire year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1996 and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. Certain prior year amounts have been re-classified to conform with the current year presentations.

2. Net income per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from stock options have been included in the computation when dilutive. The difference between primary and fully diluted earnings per share is not material for any periods presented, and fully diluted earnings per share have therefore been excluded.

3. The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial, and software magazines and newspapers. The cost of each advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $447,000 and $659,000 in the three months ended March 31, 1997 and 1996, respectively. Advertising expense was $538,000 and $422,000 in the three months ended March 31, 1997 and 1996, respectively. Unamortized advertising costs included in prepaid expenses were $0 at March 31, 1997.

4. On January 2, 1997, the Company completed the acquisition of XcelleNet Integration Services, Inc. ("XIS", formerly Electronic Commerce, Inc.) for a total consideration comprising cash, future payments and stock of approximately $2,675,000. The transaction was accounted for as a purchase. The excess of the purchase price over the tangible assets acquired totaled $2,535,684 and is being amortized over 10 years. The operating results of XIS since the date of acquisition are included in the accompanying financial statements.

5. On April 1, 1997, the Company successfully completed a public offering of its common stock. The offering was comprised of 655,953 shares issued by the Company (which included 54,544 shares classified as treasury stock in the Company's accompanying Consolidated Condensed Balance Sheets) and 777,047 shares sold by existing shareholders at an offering price of $17.00 per share. The net proceeds to the Company (after underwriting discounts and commissions and other related costs associated) totaled approximately $10,000,000.

6. Effective for periods beginning after December 15, 1997, the Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards ("SFAS No. 128), "Earnings per Share". This statement sets out new guidelines for the calculation and presentation of earnings per share. The following tables represent a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of SFAS No. 128. The Company does not anticipate that the adoption of the statement will materially impact its earnings per share calculation.

                                                        Three Months Ended
                                                             March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  1997            1996
---------------------------------------------------------------------------
Basic weighted average shares outstanding                7,468        7,129

Shares of common stock assumed issued upon
exercise of stock options using the "treasury
stock" method as it applies to the computation
of diluted earnings per share                              884          723
                                                        ------       ------
Diluted weighted average shares outstanding              8,352        7,852
                                                        ======       ======

Net earnings used in the computation of
basic and diluted earnings per share                    $1,129       $  866
                                                        ======       ======

Earnings per share
     Basic                                              $ 0.15       $ 0.12
                                                        ======       ======

     Diluted                                            $ 0.14       $ 0.11
                                                        ======       ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 41% to $13,350,000 in the three months ended March 31, 1997 as compared to the same period in 1996. The increase in total revenues was due to increases in both license fees and in software upgrade fees and services. Software license fees increased 28% to $8,871,000 in the first quarter of 1997, compared with $6,931,000 in the first quarter of 1996. Software license fees from RemoteWare for NT products accounted for 59% of total software license fees in the first quarter of 1997, compared with less than 1% in the first quarter of 1996, reflecting increasing market acceptance of the RemoteWare for NT products first introduced in March 1996. Software license fees as a percentage of total revenues were 66% in the first quarter, compared with 73% in the first quarter of 1996, reflecting the effect of the growth in software upgrade fees and services revenues associated with the January 1997 acquisition of XcelleNet Integration Services ("XIS", formerly Electronic Commerce, Inc.) and the Company's larger installed base and the high rate of participation of RemoteWare customers in the Company's software upgrade and maintenance programs. See Note 4 of Notes to Consolidated Financial Statements.

Software license fees from new customers increased 92% to $4,493,000 in the first quarter, compared with $2,341,000 in the first quarter of 1996. License fees from new customers increased as a percentage of total license fees to 51% from 34% for the three months ended March 31, 1997 as compared to the same period in 1996, reflecting increased market acceptance by new customers. The Company added 84 new customers in the first quarter, compared with 54 in the first quarter of 1996. The average initial RemoteWare purchase for new customers was $53,000 in the first quarter, compared with $43,000 in same period in 1996. The first quarter 1997 software license fees from new customers and the average deal size were impacted by one license transaction over $500,000, which accounted for 23% of new customer license fees.

Software license fees from existing customers decreased 5% to $4,378,000 in the first quarter, compared with $4,590,000 in the first quarter of 1996. Software license fees from existing customers decreased as a percentage of total license fees to 49% from 66% for the three months ended March 31, 1997 as compared to the same period in 1996. The Company believes that the decrease is due to the Company's focus on development of the RemoteWare for NT products and the marketing and licensing of those products to new customers.

Software license fees generated by Solution Providers decreased to 27% from 52% in the three months ended March 31, 1997 as compared to the prior year period, due to changes to the Company's Solution Provider program that have resulted in fewer Solution Providers authorized to remarket RemoteWare and lower remarketer discount rates.

Software upgrade fees and services increased 78% to $4,479,000 in the three months ended March 31, 1997 as compared to the same period in 1996. Software upgrade fees increased 54% to $3,392,000 in the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the Companys growing customer base and their significant rate of participation in the Company's software upgrade and maintenance programs. Services revenue increased 246% to $1,087,000 in the three months ended March 31, 1997 as compared to the same period in 1996, primarily due to the Company's acquisition in January 1997 of XIS.

COSTS OF LICENSE FEES. Costs of license fees increased 19% to $570,000 in the three months ended March 31, 1997 as compared to the same period in 1996. Costs of license fees decreased as a percentage of software license fees to 6% from 7% in the three months ended March 31, 1997 as compared to the prior year period. The absolute dollar increase in cost of license fees reflects increased amortization of capitalized software development costs associated with the development of RemoteWare for NT.

COSTS OF SOFTWARE UPGRADE FEES AND SERVICES. Costs of upgrade fees and services increased 131% to $1,688,000 in the three months ended March 31, 1997 as compared to the same period in 1996. Costs of upgrade fees and services increased as a percentage of software upgrade fees and services revenues to 38% from 29% in the three months ended March 31, 1997 as compared to the prior year period. The increase in costs of upgrade fees and services is primarily due to the Company's January 1997 acquisition of XIS, which expanded the Company's systems integration business.

SALES AND MARKETING. Sales and marketing expenses increased 24% to $5,407,000 in the three months ended March 31, 1997 as compared to the same period in 1996. Sales and marketing expenses decreased as a percentage of revenues to 41% from 46% in the three months ended March 31, 1997 as compared to the prior year period. The increase in absolute dollar expenses was due primarily to higher personnel costs and investments in Europe.

PRODUCT DEVELOPMENT. The following table summarizes product development expenditures:

                                                             Three Months Ended
                                                                   March 31,
(in thousands)                                                 1997      1996
--------------------------------------------------------------------------------
  Product development expenditures                           $2,775    $1,771
  Less:  capitalized software development costs                 734       430
--------------------------------------------------------------------------------
  Net product development expenses                           $2,041    $1,341
================================================================================

As a percentage of revenues:
  Product development expenditures                               21%       19%
  Less:  capitalized software development costs                  (6%)      (5%)
--------------------------------------------------------------------------------
  Net product development expenses                               15%       14%
================================================================================
Capitalized product development rate                             26%       24%
================================================================================

Product development expenditures (expenses plus capitalized software development costs) increased 57% to $2,775,000 in the three months ended March 31, 1997 as compared to the same period in 1996. The increase in product development expenditures was primarily due to personnel costs (including outside contractors) for development of RemoteWare for NT. Capitalized software development costs were $734,000 in the first quarter of 1997 and $430,000 in the prior year period. All capitalized software development costs in the first quarter of 1997 related to the development of RemoteWare for NT. Net product development expenses (product development expenditures less capitalized software) increased 52% to $2,041,000 for the three months ended March 31, 1997 as compared to the same period in 1996. Net product development expenses as a percentage of revenues increased to 15% from 14% for the three months ended March 31, 1997 as compared to the prior year period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 25% to $1,867,000 in the three months ended March 31, 1997 as compared to the same period in 1996. General and administrative expenses decreased as a percentage of revenues to 14% from 16% in the three months ended March 31, 1997 as compared to the prior year period. The absolute dollar increase in general and administrative expenses was primarily due to additional personnel costs.

OTHER INCOME AND EXPENSE. Other income decreased 69% to $90,000 in the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $9,403,000, working capital of $22,228,000 and no debt.

During the first three months of 1997, the Company generated $2,175,000 of cash from operating activities, primarily from net income plus depreciation and amortization. Net cashed used in investing activities was $3,545,000 primarily due to cash payments in connection with the acquisition of XIS, fixed asset additions, capitalized software development costs and an increase in short-term investments. Net cashed provided by financing activities was $186,000 primarily due to proceeds from, and income tax benefits associated with, the exercise of stock options.

Proceeds from its public offering, which was closed April 1, 1997, totaled approximately $10 million, net of issuance costs.

The Company believes that its current cash balances, proceeds from its public offering of common stock and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements through at least 1997.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
 (a) Exhibits

       10.014  Eighth Amendment to Lease Agreement, Commencement Date Agreement
               and Acceptance of Premises between the Registrant and Concourse V
               Associates effective November 24, 1996 and executed February 12,
               1997
       10.26   Restricted Stock Award Agreement effective September 17, 1996 between the Company and Corey M. Smith
       11      Statement re: computation of per share earnings
       27      Financial Data Schedule


 (b) Reports on Form 8-K
       No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      XcelleNet, Inc.
                                        (Registrant)


Date:  May 15, 1997                        By:   /s/ SIDNEY V. SACK
                                              --------------------------
                                           Sidney V. Sack
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Authorized Officer)

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                    Exhibits
                                       to
                                Quarterly Report
                                       on
                                   Form 10-Q

                             FOR THE QUARTER ENDED
                                 MARCH 31, 1997

                              ____________________

                                XCELLENET, INC.
             (Exact name of registrant as specified in its charter)

================================================================================

Exhibit
Number                     Exhibit Description
------                     -------------------

10.014       Eighth Amendment to Lease Agreement, Commencement
             Date Agreement and Acceptance of Premises between
             the Registrant and Concourse V Associates
             effective November 24, 1996 and executed February
             12, 1997
10.26        Restricted Stock Award Agreement effective
             September 17, 1996 between the Company and Corey M. Smith
11           Statement re: computation of per share earnings
27.01        Financial Data Schedule