Form 10-Q
period 1997-06-30
XCELLENET INC /GA/
filed 1997-08-14
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  __________ TO ________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No
                       ------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 8,248,985 shares as of July 31, 1997

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XcelleNet, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(in thousands, except per share data)

                                              Three Months Ended       Six Months Ended
                                                 June 30,                 June 30,
                                               1997       1996          1997       1996
----------------------------------------------------------------------------------------
Revenues
 Software license fees                      $ 7,695    $ 7,381       $16,566    $ 14,312
 Software upgrade fees and services           4,344      2,745         8,823       5,264
                                             12,039     10,126        25,389      19,576
----------------------------------------------------------------------------------------
Costs and expenses
 Costs of license fees                          566        524         1,136       1,001
 Costs of software upgrade fees and services  1,812        856         3,500       1,587
 Sales and marketing                          5,938      5,471        11,345       9,839
 Product development                          2,363      1,561         4,404       2,902
 General and administrative                   1,666      1,393         3,533       2,882
                                             12,345      9,805        23,918      18,211
----------------------------------------------------------------------------------------
Operating income (loss)                        (306)       321         1,471       1,365
Other income, net                               250        265           340         553
----------------------------------------------------------------------------------------
Income (loss) before income taxes               (56)       586         1,811       1,918
Provision (benefit) for income taxes            (24)       223           714         689
----------------------------------------------------------------------------------------
Net income (loss)                           $   (32)   $   363       $ 1,097    $  1,229
----------------------------------------------------------------------------------------

Net income (loss) per share                 $  0.00    $  0.05       $  0.13    $   0.16
----------------------------------------------------------------------------------------
Weighted average shares outstanding           8,160      7,883         8,594       7,866
----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

XcelleNet, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

                                                                       Unaudited
                                                                        June 30,  December 31,
----------------------------------------------------------------------------------------------
                                                                          1997       1996
----------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                              $13,045   $ 10,587
  Short-term investments                                                  11,263      2,157
  Trade receivables, net of allowance for doubtful accounts of
    $503 and $503                                                         12,231     13,306
  Prepaid expenses and other current assets                                1,763      1,049
  Income tax receivable                                                       -         793
----------------------------------------------------------------------------------------------
     Total current assets                                                 38,302     27,892
----------------------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                     5,572      5,378
Capitalized software development costs, net of accumulated
  amortization of $2,115 and $1,566                                        2,651      2,231
Intangible assets, net of accumulated amortization of $181                 2,584         -
Deferred income tax assets                                                   754        754
Other noncurrent assets                                                      357        428
----------------------------------------------------------------------------------------------
                                                                         $50,220   $ 36,683
----------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities                                                      $ 5,867   $  4,694
Long-term liabilities                                                        817        859
Shareholders' equity                                                      43,536     31,130
----------------------------------------------------------------------------------------------
                                                                         $50,220   $ 36,683
----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated condensed balance sheets.

XcelleNet, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(in thousands)

                                                              Six Months Ended
                                                                  June 30,
-------------------------------------------------------------------------------
                                                              1997       1996
-------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                  $1,097    $ 1,229
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              2,128      1,465
    Change in assets and liabilities, net of effects
    of purchase of XIS:
      Decrease (increase) in trade receivables                 1,475     (1,590)
      Increase in prepaid expenses and other current assets     (590)      (643)
      Decrease in income tax receivable                          711        170
      Increase in current liabilities                            188        872
      (Decrease) increase in long-term liabilities               (66)        27
-------------------------------------------------------------------------------
        Total adjustments                                      3,846        301
-------------------------------------------------------------------------------
        Net cash provided by operating activities              4,943      1,530
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
  (Increase) decrease in short-term investments               (9,106)       432
  Purchases of furniture, fixtures, and equipment             (1,505)    (1,521)
  Additions to capitalized software development costs           (970)      (929)
  Purchase of XIS, net of cash acquired                         (719)        -
  Repayment of XIS assumed liabilities                          (388)        -
  Other                                                         (373)      (374)
-------------------------------------------------------------------------------
        Net cash used in investing activities                (13,061)    (2,392)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock, net of related
    costs                                                     10,408        317
  Income tax benefits related to exercise of stock options       100         -
  Other                                                           68        (80)
        Net cash provided by financing activities             10,576        237
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           2,458       (625)
Cash and cash equivalents, beginning of period                10,587      9,304
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $ 13,045    $ 8,679
-------------------------------------------------------------------------------
Supplemental disclosures
  Interest paid                                             $    45     $    -
  Income taxes paid                                         $   264     $   798
  Non Cash Investing Activities:
  The Company purchased all of the capital
    stock of XIS, Inc. In conjunction with
    the acquisition, liabilities were assumed
    as follows (in thousands):
  Fair value of noncash assets acquired                                     687
  Amount paid in excess of fair value                                     2,565
  Less:  Purchase price:
    Cash paid, net                                             (719)
    Common Stock issued                                        (775)
    Note Payable issued                                      (1,200)
                                                            --------
      Total purchase price                                               (2,694)
                                                                        -------
  Liabilities assumed                                                   $   558
                                                                        =======
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

XCELLENET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Unaudited


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

2. Net income per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from stock options have been included in the computation when dilutive. The effect of stock options was anti-dilutive for the three months ended June 30, 1997 and was excluded from the calculation. The difference between primary and fully diluted earnings per share is not material for any periods presented, and fully diluted earnings per share have therefore been excluded.

3. The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial, and software magazines and newspapers. The cost of each advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $457,000 and $516,000 in the three months ended June 30, 1997 and 1996, and $904,000 and $1,175,000 for the six months ended June 30, 1997 and 1996, respectively. Advertising expense was $457,000 and $480,000 in the three months ended June 30, 1997 and 1996, and $995,000 and $902,000 for the six months ended June 30, 1997 and 1996, respectively. Unamortized advertising costs included in prepaid expenses were $0 and $273,000 at June 30, 1997 and 1996, respectively.

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

5. On April 1, 1997, the Company successfully completed a secondary public offering of its common stock. The offering was comprised of 655,953 shares issued by the Company (which included 54,544 shares classified as treasury stock in the Company's accompanying Consolidated Condensed Balance Sheets) and 777,047 shares sold by existing shareholders at an offering price of $17.00 per share. The net proceeds to the Company (after underwriting discounts and commissions and other related costs associated) totaled approximately $10,000,000.

6. Effective for periods beginning after December 15, 1997, the Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement sets out new guidelines for the calculation and presentation of earnings per share. The following tables represent a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of SFAS No. 128. The Company does not anticipate that the adoption of the statement will materially impact its earnings per share calculation.



                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
(in thousands, except per share data)               1997          1996        1997          1996
-------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding          8,160          7,204       7,816        7,167

Shares of common stock assumed issued upon
exercise of stock options using the "treasury
stock" method as it applies to the computation
of diluted earnings per share                         --           679          778          699
                                               ---------       -------     --------     --------
Diluted weighted average shares outstanding        8,160         7,883        8,594        7,866
                                               =========       =======     ========     ========

Net earnings (loss) used in the computation of
basic and diluted earnings per share          $     (32)       $   363     $  1,097     $  1,229
                                              =========        =======     ========     ========

Earnings (loss) per share
     Basic                                    $    0.00        $  0.05     $   0.14     $   0.17
                                              =========        =======     ========     ========

     Diluted                                  $    0.00        $  0.05     $   0.13     $   0.16
                                              =========        =======     ========     ========


No shares were included for the exercise of stock options for the three month period ended June 30, 1997 as the effect was anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

In addition to historical information contained herein, this Quarterly Report may contain forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to update any such forward-looking statements. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such divergence include, but are not limited to, those discussed in the Company's filings under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. Readers should review such risk factors, including those set forth in the Company's prospectus filed with the Securities and Exchange Commission, as amended on March 26, 1997.

REVENUES. Total revenues increased 19% to $12,039,000 and 30% to $25,389,000 for the three and six months ended June 30, 1997 as compared to the prior year periods. The increase in total revenues was due to increases in both license fees and in software upgrade fees and services. Software license fees increased 4% to $7,695,000 and 16% to $16,566,000 in the three and six months ended June 30, 1997 respectively, as compared to the prior year periods. Software license fees from RemoteWare for NT products accounted for 66% and 62% of total software license fees for the three and six months ended June 30, 1997 compared with 5% and 3% for the same periods in 1996, reflecting increasing market acceptance of the RemoteWare for NT products released beginning in 1996. Software license fees as a percentage of total revenues were 64% and 65% for the three and six months ended June 30, 1997 compared with 73% for each of the same periods in 1996. The decrease in the software license fees as a percentage of total revenues reflects the growth in software upgrade fees and services revenues associated with the January 1997 acquisition of XcelleNet Integration Services ("XIS", formerly Electronic Commerce, Inc.), the Company's larger installed base and the high participation rate of RemoteWare customers in the Company's software upgrade and maintenance programs. See Note 4 of Notes to Consolidated Financial Statements.

License fees from new customers decreased 22% to $2,577,000 and increased 26% to $7,070,000 for the three and six months ended June 30, 1997 as compared to the same periods in 1996. License fees from new customers as a percentage of total license fees decreased to 33% from 44% for the three months ended June 30, 1997 as compared to the same period in 1996 and increased to 43% from 39% for the six months ended June 30, 1997 compared with the same period in 1996. The Company added 87 new customers in the second quarter of 1997 and 171 in the six months ended June 30, 1997, compared with 93 and 147 in the same periods in 1996. The average initial RemoteWare purchase for new customers was $30,000 and $41,000 in the three and six months ended June 30, 1997, compared with $35,000 and $38,000 in the same periods in 1996. The Company believes that the decrease in new customer license fees in the second quarter was due to a transition in its marketing and sales model. During the past few quarters, the Company has taken steps to leverage its historically direct sales model by signing several co-marketing and OEM agreements. However, these agreements have not yet resulted in significant revenue. Concurrently, the Company phased out a number of lead-generation programs that related to a previous marketing message, decreased advertising expenditures and reduced the number of direct sales people, all of which negatively impacted the direct sales model.

Software license fees from existing customers increased 25% to $5,118,000 and 9% to $9,496,000 in the three and six months ended June 30, 1997 as compared to the same period in 1996. Software license fees from existing customers increased as a percentage of total license fees to 67% from 56% in the three months ended June 30, 1997 as compared to the same period during 1996 and decreased to 57% from 61% for the six months ended June 30, 1997 as compared to the prior year.

Software license fees generated by Solution Providers decreased to 27% from 41% and to 27% from 46% in the three and six months ended June 30, 1997, as compared to the prior year periods, due to changes to the Company's Solution Provider program that have resulted in fewer Solution Providers authorized to remarket RemoteWare and lower remarketer discount rates.

Software upgrade fees and services increased 58% to $4,344,000 and 68% to $8,823,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996. Software upgrade fees increased 41% to $3,549,000 and 47% to $6,941,000 in the three and six months ended June 30, 1997, as compared to the same periods in 1996, primarily due to the Company's growing customer base and their significant participation rate in the Company's software upgrade and maintenance programs. Services revenues increased 258% to $795,000 and 251% to $1,882,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996, primarily due to the Company's acquisition in January 1997 of XIS.

COSTS OF LICENSE FEES. Costs of license fees increased 8% to $566,000 and 13% to $1,136,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996. Costs of license fees remained constant as a percentage of software license fees at 7% in the three months ended June 30, 1997 as compared to the prior year period and stayed constant at 7% for the six months ended June 30, 1997 as compared to the same period 1996. The increase in absolute dollar expenses is due primarily to the increased amortization of capitalized software associated with the RemoteWare for NT products.

COSTS OF SOFTWARE UPGRADE FEES AND SERVICES. Costs of upgrade fees and services increased 112% to $1,812,000 and 121% to $3,500,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996. Costs of upgrade fees and services increased as a percentage of software upgrade fees and services revenues to 42% and 40% for the three and six months ended June 30, 1997 from 31% and 30% for the three and six months ended June 30, 1996. The increase in costs of upgrade fees and services is primarily due to the Company's January 1997 acquisition of XIS, which expanded the Company's systems integration business.

SALES AND MARKETING. Sales and marketing expenses increased 9% to $5,938,000 and 15% to $11,345,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996. Sales and marketing expenses decreased as a percentage of revenues to 49% and 45% from 54% and 50% in the three and six months ended June 30, 1997 as compared to the prior year periods. The increase in absolute dollar expenses was due primarily to increased sales commissions and the expenses associated with Company-sponsored Remote Access Solution conferences in both the United States and Europe.

PRODUCT DEVELOPMENT. The following table summarizes product development expenditures:

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
(in thousands)                                      1997          1996        1997          1996
---------------------------------------------------------------------------------------------------
  Product development expenditures              $ 2,599       $ 2,060       $ 5,374       $ 3,831
  Less:  capitalized software development cost      236           499           970           929
---------------------------------------------------------------------------------------------------
  Net product development expenses              $ 2,363       $ 1,561       $ 4,404       $ 2,902
---------------------------------------------------------------------------------------------------
As a percentage of revenues:
  Product development expenditures                   22%           20%           21%           20%
  Less:  capitalized software development cost      (2)%          (5)%          (4)%          (5)%
---------------------------------------------------------------------------------------------------
  Net product development expenses                   20%           15%           17%           15%
---------------------------------------------------------------------------------------------------
Capitalized product development rate                  9%           24%           18%           24%
---------------------------------------------------------------------------------------------------

Product development expenditures (expenses plus capitalized software development costs) increased 26% to $2,599,000 and 40% to $5,374,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996. The increase in product development expenditures was primarily due to personnel costs (including outside contractors) for development of RemoteWare for NT products. Capitalized software development costs were $236,000 and $970,000 for the three and six months ended June 30, 1997, respectively. Capitalized software development costs were $499,000 and $929,000 in the three and six months ended June 30, 1996, respectively. The decrease in capitalized software for the second quarter is due to the May 1997 release of the RemoteWare for NT products. All capitalized software development costs in the second quarter of 1997 related to the development of RemoteWare for NT. Net product development expenses (product development expenditures less capitalized software) increased 51% to $2,363,000 and 52% to $4,404,000 for the three and six months ended June 30, 1997 as compared to the same periods in 1996. Net product development expenses as a percentage of revenues increased to 20% and 17% from 15% for the three and six months ended June 30, 1997 as compared to the prior year periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 20% to $1,666,000 and 23% to $3,533,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996. General and administrative expenses remained constant as a percentage of revenues at 14% in the three months ended June 30, 1997 as compared to the prior year period. General and administrative expenses decreased as a percentage of total revenues to 14% from 15% for the six months ended June 30, 1997 as compared to the prior period. The absolute dollar increase in general and administrative expenses was primarily due to additional personnel costs and the amortization of the goodwill associated with the January purchase of XIS.

OTHER INCOME, NET. Other income decreased 6% to $250,000 and 39% to $340,000 in the three and six months ended June 30, 1997 as compared to the same periods in 1996. The decrease in interest income is due primarily to lower average cash balances as a result of acquisitions in late 1996 and early 1997. The increase in interest expense is related to the future payments associated with the acquisition of XIS.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents, and short term investments of $24,308,000, working capital of $32,435,000 and no long-term debt.

During the first six months of 1997, the Company generated $4,943,000 of cash from operating activities, primarily from net income plus depreciation and amortization. Net cash used in investing activities was $13,061,000 primarily due to investment of the proceeds from the Company's secondary public offering in short-term investments and fixed asset additions. Net cash provided by financing activities was $10,576,000 primarily due to proceeds from the sale of stock in the secondary public offering effective April 1, 1997, which totaled approximately $10,000,000, net of issuance costs.

The Company believes that its current cash balances and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On April 29, 1997, the Company held its Annual Meeting of Stockholders. The results of the proposals submitted for vote at such meeting were as follows:

1. Election of Directors (there were no abstentions or broker non-votes in connection with the election of directors).

                                            FOR         WITHHELD
        Stephen P. Bradley               5,734,269       15,869
        Dennis M. Crumpler               5,734,096       16,042
        Donald L. House                  5,734,269       15,869
        Richard C. Marcus                5,734,106       16,032
        Geoffrey A. Moore                5,577,692      172,446
        Shereef W. Nawar                 5,534,403       15,735
        Richard C. Nolan                 5,577,692      172,446
        Jeffrey P. Parker                5,734,269       15,869

2.  Adoption and approval of the XcelleNet, Inc. Long Term Incentive Plan.


                                               NUMBER OF SHARES
              For                                  3,810,917
              Against                                855,017
              Abstain                                  3,583
              Broker Non Vote                      1,080,621

3. Ratification of Arthur Andersen LLP as the independent public accountants of the Registrant for the year ended December 31, 1997.

                                               NUMBER OF SHARES
              For                                  5,745,854
              Against                                  3,497
              Abstain                                    787
              Broker Non Vote                              0



Item 6. Exhibits and Reports on Form 8-K
  (a) Exhibits
       10.26    OEM Software License Agreement Between the Registrant and McAfee
                Software, Inc. effective as of June 17, 1997.
       10.27    System Integration Remarketer Agreement Between the Registrant
                and Avalan Technology effective as of May 5, 1997.
       11       Statement re: computation of per share earnings
       27.01    Financial Data Schedule



  (b) Reports on Form 8-K
       No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1997.

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      XcelleNet, Inc.
                                        (Registrant)


Date:  August 14, 1997                     By:   /s/ DAVID F. HELD
                                              -------------------------
                                           David F. Held
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Authorized Officer)

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                              ____________________



                                    Exhibits
                                       to
                                Quarterly Report
                                       on
                                   Form 10-Q

                             For the quarter ended
                                 JUNE 30, 1997


                              ____________________



                                XCELLENET, INC.
             (Exact name of registrant as specified in its charter)


-------------------------------------------------------------------------------

Exhibit
Number                          Exhibit Description
-------                         -------------------

10.26 OEM Software License Agreement Between the Registrant and McAfee Software, Inc. effective as of June 17,1997.
10.27 System Integration Remarketer Agreement Between the Registrant and Avalan Technology effective as of May 5, 1997.
11         Statement re: computation of per share earnings
27.01      Financial Data Schedule