Form 10-Q
period 1997-09-30
XCELLENET INC /GA/
filed 1997-11-14
CIK 919746

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

Common Stock, $.01 par value:  8,274,206 shares as of  October 31, 1997

                        Part I - Financial Information

Item 1. Financial Statements

XcelleNet, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(in thousands, except per share data)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
---------------------------------------------------------------------------------------------------------------------
                                                              1997             1996             1997            1996
---------------------------------------------------------------------------------------------------------------------

Revenues
     Software license fees                                $  7,214         $  6,133         $ 23,780        $ 20,445
     Software upgrade fees and services                      4,969            3,227           13,792           8,491
---------------------------------------------------------------------------------------------------------------------
                                                            12,183            9,360           37,572          28,936
---------------------------------------------------------------------------------------------------------------------
Costs and expenses
     Costs of license fees                                     715              387            1,851           1,388
     Costs of software upgrade fees and services             2,055              938            5,555           2,525
     Sales and marketing                                     4,867            5,384           16,212          15,223
     Product development                                     2,259            1,500            6,663           4,402
     General and administrative                              1,712            1,506            5,245           4,388
     Non-recurring charges                                   1,025              384            1,025             384
---------------------------------------------------------------------------------------------------------------------
                                                            12,633           10,099           36,551          28,310
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                       (450)            (739)           1,021             626
Other income, net                                              249              204              589             757
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                             (201)            (535)           1,610           1,383
Provision (benefit) for income taxes                           (69)            (160)             645             529
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   (132)        $   (375)        $    965        $    854
---------------------------------------------------------------------------------------------------------------------

Net income (loss) per share                               $  (0.02)        $  (0.05)        $   0.11        $   0.11
---------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                          8,218            7,238            8,625           7,845
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

XcelleNet, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)

                                                                                                    Unaudited
                                                                                                   September 30  December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      1997           1996
---------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
      Cash and cash equivalents                                                                       $ 15,822    $ 10,587
      Short-term investments                                                                            11,587       2,157
      Trade receivables, net of allowance for doubtful accounts of $502 and $503                        11,186      13,306
      Prepaid expenses and other current assets                                                          1,445       1,049
      Income tax receivable                                                                                466         793
---------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                         40,506      27,892
---------------------------------------------------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                                                   5,081       5,378
Capitalized software development costs, net of accumulated
      amortization of $2,548 and $1,566                                                                  2,308       2,231
Intangible assets, net of accumulated amortization of $267                                               2,497           -
Deferred income tax assets                                                                                 754         754
Other noncurrent assets                                                                                    368         428
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 51,514    $ 36,683
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities                                                                                    $ 6,974     $ 4,694
Long-term liabilities                                                                                      827         859
Shareholders' equity                                                                                    43,713      31,130
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 51,514    $ 36,683
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed balance sheets.

XcelleNet, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(in thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,
--------------------------------------------------------------------------------------------------------------------
                                                                                                 1997       1996
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                                                 $    965    $   854
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                             3,280      2,248
         Change in assets and liabilities, net of effects
         of purchase of XIS:
             Decrease (increase) in trade receivables                                              2,520     (1,243)
             Increase in prepaid expenses and other current assets                                  (394)      (691)
             Decrease (increase) in income tax receivable                                            327        (28)
             Increase in current liabilities                                                       1,580        283
             (Decrease) increase in long-term liabilities                                           (102)        24
--------------------------------------------------------------------------------------------------------------------
                 Total adjustments                                                                 7,211        593
--------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                         8,176      1,447
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     (Increase) decrease in short-term investments                                                (9,430)     1,495
     Purchases of furniture, fixtures, and equipment                                              (1,736)    (2,002)
     Additions to capitalized software development costs                                            (970)    (1,740)
     Purchase of XIS, net of cash acquired                                                          (719)
     Increase in long-term investments                                                               106       (229)
     Other                                                                                          (160)      (172)
--------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                           (12,909)    (2,648)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock, net of related costs                                 10,629        525
     Income tax benefits related to exercise of stock options                                        258
     Repayment of XIS assumed liabilities                                                           (388)
     Repayment of XIS note payable                                                                  (600)
     Other                                                                                            69        (63)
--------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                                         9,968        462
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               5,235       (739)
Cash and cash equivalents, beginning of period                                                    10,587      9,304
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                        $ 15,822    $ 8,565
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosures
     Interest paid                                                                              $     60
     Income taxes paid                                                                          $    324    $   868

     Non Cash Investing Activities:
     The Company purchased all of the capital stock of XIS, Inc. In conjunction with the acquisition, liabilities were assumed as follows (in thousands):
     Fair value of noncash assets acquired                                                           687
     Amount paid in excess of fair value                                                           2,565
     Less:  Purchase price:
         Cash paid, net                                                                  (719)
         Common stock issued                                                             (775)
         Note payable issued                                                           (1,200)
                                                                                 -------------
             Total purchase price                                                                 (2,694)
                                                                                              -----------
                                                                                              ===========
     Liabilities assumed                                                                           $ 558
                                                                                              ===========
--------------------------------------------------------------------------------------------------------------------

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

2. Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding plus common equivalent shares. Common equivalent shares from stock options have been included in the computation when dilutive. The effect of stock options was anti-dilutive for the three months ended September 30, 1997 and was excluded from the calculation. The difference between primary and fully diluted earnings (loss) per share is not material for any periods presented, and fully diluted earnings (loss) per share have therefore been excluded.

3. The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial, and software magazines and newspapers. The cost of each direct-response advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $468,000 and $702,000 in the three months ended September 30, 1997 and 1996, and $1,372,000 and $1,877,000 for the nine months ended September 30, 1997 and 1996, respectively. Advertising expense was $468,000 and $564,000 in the three months ended September 30, 1997 and 1996, and $1,463,000 and $1,466,000 for the nine months ended September 30, 1997 and 1996, respectively. Unamortized advertising costs included in prepaid expenses were $0 and $411,000 at September 30, 1997 and 1996, respectively.

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

6. Effective for periods beginning after December 15, 1997, the Financial Accounting Standards Board has adopted Statement of Financial Accounting Standards "SFAS" No. 128, "Earnings per Share". This statement sets out new guidelines for the calculation and presentation of earnings per share. The following tables represent a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of SFAS No. 128. The Company does not anticipate that the adoption of the statement will materially impact its earnings per share calculation.



                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
(in thousands, except per share data)                    1997             1996         1997             1996
-------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                8,218            7,238        7,951            7,190

Shares of common stock assumed issued upon
exercise of stock options using the"treasury
stock" method as it applies to the computation
of diluted earnings per share                            --               --             674              655

                                                     =========       ==========    =========       ==========
Diluted weighted average shares outstanding              8,218            7,238        8,625            7,845
                                                     =========       ==========    =========       ==========

Net (loss) earnings used in the computation of
basic and diluted earnings per share                    $ (132)          $ (375)       $ 965            $ 854
                                                     =========       ==========    =========       ==========

Earnings (loss) per share
     Basic                                             $ (0.02)         $ (0.05)      $ 0.12           $ 0.12
                                                     =========       ==========    =========       ==========

     Diluted                                           $ (0.02)         $ (0.05)      $ 0.11           $ 0.11
                                                     =========       ==========    =========       ==========


No shares were included for the exercise of stock options for the three month periods ended September 30, 1997 and 1996 as the effect was anti-dilutive.

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

REVENUES. Total revenues increased 30% to $12,183,000 and 30% to $37,572,000 for the three and nine months ended September 30, 1997 as compared to the prior year periods. The increase in total revenues was due to increases in both license fees and software upgrade fees and services. Software license fees increased 18% to $7,214,000 and 16% to $23,780,000 in the three and nine months ended September 30, 1997 respectively, as compared to the prior year periods. Software license fees from RemoteWare for NT products accounted for 65% and 63% of total software license fees for the three and nine months ended September 30, 1997 compared with 17% and 7% for the same periods in 1996, reflecting increasing market acceptance of the RemoteWare for NT products released beginning in 1996. Software license fees as a percentage of total revenues were 59% and 63% for the three and nine months ended September 30, 1997 compared with 66% and 71% for the same periods in 1996. The decrease in the software license fees as a percentage of total revenues reflects the growth in software upgrade fees and services revenues associated with the January 1997 acquisition of XcelleNet Integration Services ("XIS", formerly Electronic Commerce, Inc.), the Company's larger installed base and the high participation rate of RemoteWare customers in the Company's software upgrade and maintenance programs. See Note 4 of Notes to Consolidated Financial Statements.

License fees from new customers increased 51% to $2,837,000 and increased 32% to $9,907,000 for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. License fees from new customers as a percentage of total license fees increased to 39% from 31% for the three months ended September 30, 1997 as compared to the same period in 1996 and increased to 42% from 37% for the nine months ended September 30, 1997 compared with the same period in 1996. The Company added 63 new customers in the third quarter of 1997 and 234 in the nine months ended September 30, 1997, compared with 65 and 212 in the same periods in 1996. The average initial RemoteWare purchase for new customers was $45,000 and $42,000 in the three and nine months ended September 30, 1997, compared with $29,000 and $35,000 in the same periods in 1996.

Software license fees from existing customers increased 3% to $4,377,000 and 7% to $13,873,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Software license fees from existing customers decreased as a percentage of total license fees to 61% from 69% in the three months ended September 30, 1997 as compared to the same period during 1996 and decreased to 58% from 63% for the nine months ended September 30, 1997 as compared to the prior year period.

Software license fees generated by Solution Providers decreased to 32% from 39% and to 28% from 44% in the three and nine months ended September 30, 1997, as compared to the prior year periods, due to changes to the Company's Solution Provider program that have resulted in fewer Solution Providers authorized to remarket RemoteWare and lower remarketer discount rates. During the past few quarters, the Company has taken steps to leverage its historically direct sales model by signing several co-marketing and OEM agreements. However, these agreements have not yet resulted in significant revenue.

Software upgrade fees and services increased 54% to $4,969,000 and 62% to $13,792,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Software upgrade fees increased 27% to $3,772,000 and 39% to $10,713,000 in the three and nine months ended September 30, 1997, as compared to the same periods in 1996, primarily due to the Company's growing customer base and their significant participation rate in the Company's software upgrade and maintenance programs. Services revenues increased 362% to $1,197,000 and 287% to $3,079,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996, primarily due to the Company's acquisition in January 1997 of XIS.

COSTS OF LICENSE FEES. Costs of license fees increased 85% to $715,000 and 33% to $1,851,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Costs of license fees increased as a percentage of software license fees revenues to 10% and 8% for the three and nine months ended September 30, 1997 from 6% and 7% for the three and nine months ended September 30, 1996. The increase in costs of license fees is due primarily to the increased amortization of capitalized software associated with the RemoteWare for NT products and the increased royalties associated with new products.

COSTS OF SOFTWARE UPGRADE FEES AND SERVICES. Costs of upgrade fees and services increased 119% to $2,055,000 and 120% to $5,555,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Costs of upgrade fees and services increased as a percentage of software upgrade fees and services revenues to 41% and 40% for the three and nine months ended September 30, 1997 from 29% and 30% for the three and nine months ended September 30, 1996. The increase in costs of upgrade fees and services is primarily due to the Company's January 1997 acquisition of XIS, which expanded the Company's systems integration business.

SALES AND MARKETING. Sales and marketing expenses decreased 10% to $4,867,000 and increased 6% to $16,212,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Sales and marketing expenses decreased as a percentage of revenues to 40% and 43% from 58% and 53% in the three and nine months ended September 30, 1997 as compared to the prior year periods. The decrease in sales and marketing expenses was due primarily to lower marketing personnel costs and lower advertising costs resulting from a more focused marketing campaign.

PRODUCT DEVELOPMENT. The following table summarizes product development expenditures:



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
(in thousands)                                           1997             1996               1997            1996
------------------------------------------------------------------------------------------------------------------
  Product development expenditures                    $ 2,259          $ 2,311            $ 7,633         $ 6,142
  Less:  capitalized software development costs             -              811                970           1,740
------------------------------------------------------------------------------------------------------------------
  Net product development expenses                    $ 2,259          $ 1,500            $ 6,663         $ 4,402
------------------------------------------------------------------------------------------------------------------

As a percentage of revenues:
  Product development expenditures                         19%              25%                20%             21%
  Less:  capitalized software development costs             -               (9)%               (2)%            (6)%
------------------------------------------------------------------------------------------------------------------
  Net product development expenses                         19%              16%                18%             15%
------------------------------------------------------------------------------------------------------------------

Capitalized product development rate                        -               35%                13%             28%
------------------------------------------------------------------------------------------------------------------

Product development expenditures (expenses plus capitalized software development costs) decreased 2% to $2,259,000 and increased 24% to $7,633,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Capitalized software development costs were $0 and $970,000 for the three and nine months ended September 30, 1997 and $811,000 and $1,740,000 in the three and nine months ended September 30, 1996, respectively. The decrease in product development expenditures and the elimination of capitalized software for the third quarter is due to the May 1997 release of the RemoteWare for NT products. Net product development expenses (product development expenditures less capitalized software) increased 51% to $2,259,000 and 51% to $6,663,000 for the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Net product development expenses as a percentage of revenues increased to 19% and 18% from 16% and 15% for the three and nine months ended September 30, 1997 as compared to the prior year periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 14% to $1,712,000 and 20% to $5,245,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. General and administrative expenses decreased as a percentage of revenues to 14% from 16% for the three months ended September 30, 1997 as compared to the prior year period. General and administrative expenses decreased as a percentage of total revenues to 14% from 15% for the nine months ended September 30, 1997 as compared to the prior period. The absolute dollar increase in general and administrative expenses was primarily due to additional personnel costs and the amortization of goodwill associated with the January purchase of XIS.

NON-RECURRING CHARGES. The Company recorded non-recurring charges of $1,025,000 and $384,000 during the three months ended September 30, 1997 and 1996, respectively. Non-recurring charges for the third quarter of 1997 consist of severance and facilities costs associated with the Company's organizational streamlining and tighter focus on its remote systems management strategy. The third quarter 1996 charge was associated with changes in the Company's executive management team. Excluding the non-recurring charges for each of these periods, operating income as a percent of revenues was 5% for the third quarter 1997 as compared to the operating loss of 4% of revenues for the prior year period, and operating income of 5% and 3% of revenues for the nine months ended September 30, 1997 and 1996, respectively.

OTHER INCOME, NET. Other income increased 22% to $249,000 and decreased 22% to $589,000 in the three and nine months ended September 30, 1997 as compared to the same periods in 1996. The increase in interest income during the third quarter of 1997 is primarily due to higher cash balances as a result of the Company's public offering in April of 1997. The year to date decrease in interest income as compared to the prior year period relates to lower cash balances during the first quarter of 1997 as a result of acquisitions in late 1996 and early 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash, cash equivalents and short term investments of $27,409,000, working capital of $33,532,000 and no long-term debt.

During the first nine months of 1997, the Company generated $8,176,000 of cash from operating activities, primarily from net income plus depreciation and amortization. Net cash used in investing activities was $12,909,000 primarily due to investment of the proceeds from the Company's public offering in short-term investments and fixed asset additions. Net cash provided by financing activities was $9,968,000 primarily due to proceeds from the sale of stock in the public offering effective April 1, 1997, which totaled approximately $10,000,000, net of issuance costs.

The Company believes that its current cash balances and cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

                          Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
 (a) Exhibits

     10.10  Form Indemnity Agreement (Incorporated herein by reference to
            Exhibit 10.10 to Registration Statement No. 33-76012). In addition to the individuals identified in Schedule 1 to this Exhibit, the following have entered into a form Indemnity Agreement with the Registrant substantially identical to this exhibit:
            Geoffrey A. Moore
            Robert I. Apollo
            Corey M. Smith
            Joseph W. Owen
            David F. Held
            Jethro J. Felton

     10.25 Form of Change in Control Employment Agreements between the Company and Messrs. Dennis M. Crumpler, Corey M. Smith, Sidney V. Sack,
            Shereef W. Nawar, W. Michael Parham and Stefanus F. Coetzee
            (Incorporated herein by reference to Exhibit 10.25 to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1996).

     10.28 Form of Change in Control Employment Agreements between the Company and Messrs. David F. Held, Jethro J. Felton and Jeanne N. Bateman.

     11     Statement re: computation of per share earnings

     27.01  Financial Data Schedule

 (b) Reports on Form 8-K
     No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1997.



                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XcelleNet, Inc.
                                      (Registrant)


Date:  November 14, 1997            By:   /s/ DAVID F. HELD
                                       --------------------
                                    David F. Held
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Authorized Officer)

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                              ------------------



                                   Exhibits

                                      to

                               Quarterly Report

                                      on

                                   Form 10-Q

                             For the quarter ended
                              September 30, 1997


                              ------------------


                                XcelleNet, Inc.
            (Exact name of registrant as specified in its charter)


================================================================================

Exhibit
Number                              Exhibit Description
------                              -------------------

10.10        Form Indemnity Agreement (Incorporated herein by reference to
             Exhibit 10.10 to Registration Statement No. 33-76012). In addition to the individuals identified in Schedule 1 to this Exhibit, the following have entered into a form Indemnity Agreement with the
             Registrant substantially identical to this exhibit:
             Geoffrey A. Moore
             Robert I. Apollo
             Corey M. Smith
             Joseph W. Owen
             David F. Held
             Jethro J. Felton
10.25        Form of Change in Control Employment Agreements between the Company and Messrs. Dennis M. Crumpler, Corey M. Smith, Sidney V. Sack,
             Shereef W. Nawar, W. Michael Parham and Stefanus F. Coetzee
             (Incorporated herein by reference to Exhibit 10.25 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1996).
10.28        Form of Change in Control Employment Agreements between the Company and Messrs. David F. Held, Jethro J. Felton and Jeanne N. Bateman.
11           Statement re: computation of per share earnings
27.01        Financial Data Schedule