Form 10-K
period 1997-12-31
XCELLENET INC /GA/
filed 1998-03-31
CIK 919746

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all 10% shareholders, executive officers and directors are "affiliates") was $105,752,810 at March 9, 1998, based on a closing market price of $20.25 for the Common Stock on such date, as reported by the Nasdaq National Market.

     The number of shares of registrant's Common Stock, $.01 par value per share, outstanding at March 9, 1998 was 8,372,670.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM 1.  BUSINESS.

                           FORWARD LOOKING STATEMENTS

  In addition to historical information, this Form 10-K contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business - Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission. RemoteWare and XcelleNet are registered trademarks and RemoteWare Express is a trademark of XcelleNet, Inc. All other brands and product names are the tradename, trademark or registered trademark of their respective owners.


                                    BUSINESS

  XcelleNet, Inc. ("XcelleNet(R)" or the "Company"), founded in 1986, provides systems management solutions for remote users. Its RemoteWare(R) brand of products enables system administrators to more effectively manage remote PCs, thereby reducing total cost of ownership ("TCO") and increasing end-user productivity. The Company's systems management tools address five key areas: software distribution; asset and configuration management; diagnostics and recovery; event and alarm management; and content and applications management. The Company's products, based on a unique client/agent/server architecture, are specifically designed to overcome the challenges inherent in managing remote systems that are intermittently connected to the enterprise and complement the solutions of enterprise systems management vendors who are primarily focused on the management of LAN/WAN-attached systems.

  In 1989, the Company introduced its flagship RemoteWare product family, which is targeted to companies with large numbers of remote or mobile users and was originally based on the IBM(R) OS/2(R) server platform ("RemoteWare for OS/2"). In 1996, the Company introduced a version of RemoteWare based on the Microsoft(R) Windows NT(R) server platform ("RemoteWare for NT"), which was significantly enhanced with the release of the RemoteWare Managed Client in December 1997. Also in 1997, the Company released RemoteWare Express(TM), which is designed for web-based systems management. As of December 31, 1997, the Company had licensed RemoteWare directly or through its Solution Provider Resellers to approximately 1,700 organizations and approximately 650,000 users. The Company's products have been sold to companies with large numbers of sales and field force personnel, branch offices or store locations in a variety of industries, including manufacturing, pharmaceutical, financial services, insurance, healthcare and retail.

  The Company's objective is to be the leading provider of systems management
software for remote users.   Important features of the Company's strategy are as
follows:

  . Focus efforts on systems management for remote users;
  . Partner with enterprise systems management providers to extend their capabilities to remote users;
  . Leverage direct sales efforts with OEM and co-marketing relationships; . Expand systems management functionality of RemoteWare; and . Leverage Microsoft technologies.

INDUSTRY BACKGROUND

  In an effort to better serve their customers, companies continue to deploy more remote workers. These include branch office workers, retail store managers and mobile professionals and, with the growing deployment of corporate intranets, increasingly may include suppliers, distributors, customers and sales prospects. According to industry analysts, the cost of managing the PCs, laptops and other devices used by this growing constituency are significantly higher than for LAN-based computers. This higher cost is primarily due to the greater burden these systems place on administrative and technical support resources.

  One of the biggest challenges for Information Technology ("IT") executives is to control the high costs of managing PCs and servers. Companies that deploy systems management solutions effectively can reduce technical support and system administration expenditures, deploy staff to new projects and positively impact end-user productivity. Reflecting the growing desire on the part of IT professionals to better manage and contain costs, the IT investment in systems management solutions is projected by Gartner Group to grow from $4.5 billion in 1997 to over $9 billion by 2001.

  The leading suppliers of traditional systems management solutions either ignore or provide minimal services for users who connect intermittently to enterprise networks, focusing instead on managing LAN/WAN-attached systems where connections are continuous and high-speed. In this environment, management tasks scheduled for execution at specific times can be readily accomplished as
the target systems are available and connected to the network.   However, as the
number of remote users increases, a growing number of remote PCs remain outside of and isolated from the management domain. Disconnected for the majority of the time, these systems typically contend with low-bandwidth and unreliable connections when they do connect. Coupled with the fact that IT professionals cannot physically access the remote systems, these conditions present major challenges to IT organizations.

THE XCELLENET SOLUTION

  The Company's remote systems management products are designed to address this growing need for tools to consistently manage dispersed PCs and laptops from a central location. The Company believes that the need for its products is primarily driven by three key dynamics: 1) the number of remote and mobile users is growing; 2) companies are increasingly investing in systems management solutions to reduce the rising costs of managing PCs and servers; and 3) traditional systems management tools inadequately address the unique challenges of and higher costs associated with managing large numbers of dispersed PCs.

  The Company's flagship product, RemoteWare, relies on a unique architecture, which is highly scalable and specifically optimized for remote users. These users typically connect only intermittently with network resources and rely on slow (typically 28.8KB) and unreliable connections. In comparison, enterprise systems management solutions are architected assuming high-bandwidth (at least
10MB) and continuous connections. RemoteWare's unique queued event architecture ("QEA") addresses the difficulties inherent in monitoring and maintaining remote users' hardware and software when the user is not continuously connected to the enterprise network. The three-tier, client/agent/server design of the QEA architecture automates the staging of various types of system- and user-initiated events.

  System-initiated transactions, tailored to a particular remote user or group of remote users, are queued at the central site server, awaiting the next client connection. These events may include commercial or custom software upgrades, new virus signature distributions, document distributions and updates to data used by field-based applications. In the field, while remote users work offline, events are also staged on the user's remote system. These events may include incremental backups to key data, results of offline hardware and software inventory scans, requests for documents and the sending and receiving of electronic mail. When the RemoteWare connection is made, the queued events are executed, servicing all applications and performing systems management tasks in a single session--all without requiring user intervention. Resulting updates, installations and reports are automatically completed offline, after the connection is terminated, to minimize connect time, lower communication costs and boost remote user productivity.

  The Company's products are architected to make the connection between the client and the server as efficient as possible. Optimization features include:

  . Efficient compression of data and application files, both before and during the connection;
  . Criteria checking to ensure that specified criteria are met before updates to remote systems are attempted;
  . Incremental updates, transferring only missing or updated files to minimize data transfer volumes;
  . Differencing technology to transmit only changed bytes of files rather than transmitting entire files; and
  . Checkpoint restart, to resume failed transfers at the point of failure, rather than from the beginning.

PRODUCTS

  The Company has two primary product lines: RemoteWare and RemoteWare Express.

  REMOTEWARE is marketed to companies with large numbers of remote users. Originally based on the IBM OS/2 server platform, the Company released a version of RemoteWare based on Microsoft Windows NT in March 1996. While the Company continues to sell and support its RemoteWare for OS/2 product, sales of RemoteWare for NT constituted the majority of the Company's license fee revenue in 1997. Additionally, many of the Company's RemoteWare for OS/2 customers have been shipped the code necessary to migrate to RemoteWare for NT. The Company expects migration to be an ongoing process in 1998, with the number of customers who complete it increasing.

  RemoteWare consists of two components: the RemoteWare server software installed at the central site and the RemoteWare client software installed on the remote system. The RemoteWare server provides a powerful set of management utilities giving administrators the ability to easily manage a large and dispersed set of assets from a central location and includes the following:

  . Advanced scripting capabilities enabling file and directory level management;
  . Robust and flexible scheduling module to support the scheduling of communications sessions that are initiated either from the server or the client system;
  .  Support for multiple transports (e.g., Internet, VSAT, and POTS);
  . Support for multiple protocols (e.g., asynchronous serial communications, TCP/IP, IPX/SPX and NetBios); and
  .  Comprehensive logging and reporting capabilities.

  The RemoteWare client software is available in three primary offerings: the RemoteWare Basic Client, the RemoteWare Managed Client, and the RemoteWare Extended Client. The RemoteWare Basic Client enables basic systems management services to the RemoteWare server, with support for a variety of platforms including Windows (Windows NT, Windows 95(R), Windows 3.1), DOS, OS/2 and
SCO UNIX.

  The RemoteWare Managed Client, introduced in December 1997, provides a rich set of functionality that extends RemoteWare's basic remote systems management capabilities for Windows-based systems. It is made up of the following four components, which are also sold as separate add-ons to the RemoteWare Basic
Client:

  RemoteWare Software Manager.   Provides system administrators with the tools
  needed to automate the distribution, installation, and management of commercial and custom-built software applications for remote users. Rules-based distribution allows administrators to specify the criteria under which software can be installed and operated (ie., available hard disk space, installed memory, operating system). The system verifies that criteria are met on a remote PC before files are transferred to it. During every subsequent client/server connection, Software Manager performs file-level incremental updates (if necessary) to replace missing, corrupted or out-of-date files that are part of the distributed software package.

  RemoteWare Inventory Manager.   Automatically scans for and retrieves detailed
  information on hardware and software resident on remote systems. Scans can occur on-line during a client/server connection, or can be specified to occur offline with the resulting inventory information retrieved during a subsequent connection. Inventory information is deposited centrally into an ODBC-compliant relational database, ensuring that system administrators have a comprehensive repository of information on remote assets prior to performing hardware and software updates, troubleshooting, or performing other administrative tasks.

  RemoteWare Backup Manager.   Represents a powerful tool for automating and
  controlling the backup of remote system files to a central location. Both the end user and the system administrator have separate access to file backup and restore functionality and to the management of multiple backup sets. Volumes of data moved from the client to the server are greatly reduced through the incorporation of byte-level differencing technology that detects changes in files and backs up only the necessary data to bring a previously archived file up to its current state.

  RemoteWare AntiVirus Manager.   Allows system administrators to automatically
  and transparently distribute, install, maintain, and execute McAfee's VirusScan(R) software on remote systems. AntiVirus Manager checks VirusScan(R) configuration parameters during every connection and resets them to system administrator-specified values if necessary. Results of both forced and scheduled virus scans are retrieved and deposited centrally into an ODBC-compliant relational database for further review and action.

  The RemoteWare Extended Client includes the RemoteWare Basic Client functionality and the following three components:

  RemoteWare Subscriber. Offers information subscription and publishing features that support both administrator-initiated ("push") and user-subscribed ("pull") distribution methods, enabling businesses to customize enterprise-wide information distribution strategies.

  RemoteWare Workshop. Allows system administrators to centrally create, manage and distribute password-protected graphical application menus to insulate users from the complexities of the client operating system.

  RemoteWare Web Offline. Allows system administrators to collect and distribute web content for offline viewing by remote users.

  In addition, the Company introduced RemoteWare Plus for Tivoli(TM) during the first quarter of 1998. This certified TME 10 Plus(TM) module allows Tivoli users to take advantage of RemoteWare's functionality by extending enterprise management capabilities to remote and mobile users. The product allows Tivoli users to manage the RemoteWare server from the Tivoli Enterprise Management Console.

  REMOTEWARE EXPRESS is based on the Windows NT server platform and is marketed to and designed for companies who want to manage software distribution and content delivery to users via corporate intranets. Using a centralized transmitter, RemoteWare Express allows system administrators to define delivery channels for software or information distribution. Through the RemoteWare Express Channel Administrator, channels can be made available for user subscription ("pulled") or can be "pushed" to users by the system administrator. The user can view the information from a browser, through the RemoteWare Express Channel Viewer, or within the context of customer applications through the RemoteWare Express API.

  The RemoteWare Express product line consists of two products: Software Manager
and Session Manager (formerly known as SessionXpress).   Software Manager
provides system administrators with the tools needed to automate the distribution, installation, and management of commercial and custom-built software applications. Session Manager is a robust scripting tool that allows administrators to automate complex communications sessions and events, which eliminates the need for user intervention.

Services

  In addition to its product offerings, the Company provides a software maintenance program, help desk support, systems integration services, and training. Revenues from services comprised 36%, 28% and 25% of total revenues for the periods ended December 31, 1997, 1996 and 1995, respectively.

  Payment of maintenance and support fees entitles an XcelleNet customer to enhanced versions of a product released during the maintenance period and telephone support. Such fees are an important source of recurring revenue to the Company, and the Company invests significant resources to provide new product versions and telephone support. These services are important to those customers who require prompt problem resolution because of their dependence on the products to enable mission-critical business processes. Annual fees for this program are based on the cumulative software license fees paid by the customer.

  Through 1996, the Company relied primarily upon Solution Providers to provide application development and systems integration services to RemoteWare customers and prospects. In mid-1996, the Company established its own integration services group to offer a range of consulting and integration services required by large customers. In January 1997, the Company acquired XcelleNet Integration Services, Inc., formerly Electronic Commerce, Inc., a systems integrator that had been one of the Company's Solution Providers. This acquisition significantly expanded the Company's ability to provide integration services directly. The Company focuses its integration services on new, large accounts as well as on customers migrating from RemoteWare for OS/2 to RemoteWare for NT.

PRODUCT DEVELOPMENT

  The Company's products have been primarily developed by its internal product development staff, which has from time to time included a number of independent development contractors. The Company's product development staff consisted of 72 full-time employees and nine independent contractors as of December 31, 1997. The Company licenses certain third-party technologies that are incorporated into the Company's products and which, in some cases, substantially reduce the product's time-to-market or increase its competitive position and market value.

  Since its inception, the Company has made substantial investments in product development. These expenditures totaled $9.8 million, $8.6 million and $5.4 million in fiscal 1997, 1996 and 1995, respectively. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes software development expenditures once a product has established technological feasibility until such time as the resulting software product is available for commercial sale.

  The Company believes that Microsoft's Windows NT environment is emerging as the predominant enterprise-computing platform. By leveraging Microsoft's enterprise platform, the Company believes that its RemoteWare for NT products will be applicable to a broader range of customers than RemoteWare for OS/2. Consistent with that belief, during 1997 the Company's development efforts consisted primarily of the following:

     RemoteWare for NT. Beginning in 1995, the Company substantially increased its product development expenditures in order to develop its RemoteWare for NT products. These efforts included the development and release of RemoteWare for NT 3.0 and RemoteWare for NT 3.1 in 1996 and were substantially completed with the May 1997 release of RemoteWare for NT 3.2.

     RemoteWare Managed Client. The Company expended significant development resources to enhance the systems management capabilities of RemoteWare for NT. These efforts resulted in the December 1997 release of Software Manager, Inventory Manager, Backup Manager and AntiVirus Manager, collectively known as the RemoteWare Managed Client.

     RemoteWare Express. Based on the Windows NT server platform, RemoteWare Express incorporates certain key features of RemoteWare and is designed for companies who want to manage software distribution and content delivery to users via a corporate intranet. This product was first available in 1997.

  RemoteWare Plus for Tivoli. A certified TME 10 Plus module, RemoteWare Plus for Tivoli allows system administrators to manage both LAN-based and remote clients from the Tivoli Enterprise Management Console. This product was first introduced in the first quarter of 1998.

  During 1998, the Company's product development efforts will continue to leverage Microsoft technologies. Current plans include further enhancements to RemoteWare and RemoteWare Express and integration with Microsoft's Systems Management Server, Windows NT 5.0, Zero Administration Windows and Management Console. The Company also currently plans to further enhance Tivoli integration and to build interfaces with other network systems management framework consoles.

SALES AND MARKETING

  The Company's sales and marketing efforts target companies with large numbers of remote and mobile users. The Company relies predominantly on its direct sales force to qualify and sell to prospective customers. The Company also has a network of Solution Providers who provide reselling and integration services to RemoteWare customers and has forged OEM relationships with Sterling Commerce, Inc. and Norand Corporation, both of whom private label RemoteWare. The Company receives license fees and service revenues from end-user customers and in some cases through Reseller Solution Partners. In 1997, no Solution Provider accounted for more than 3% of the Company's total revenues and no customer licensed directly by the Company accounted for more than 2% of the Company's revenues.

  The Company's direct sales force is divided into four regional teams in North America and an international team responsible for Europe, the Middle East, Australia and New Zealand. In addition, the Company has a telesales function to augment its direct selling efforts. In 1997, 73% of the Company's license fee revenues were attributable to sales made by the Company's direct sales force. The Company intends to strengthen its direct selling efforts in 1998 by expanding its direct sales program, establishing a major account sales function to manage large multi-division accounts, and continuing its telesales efforts. The Company's presence internationally is expanding with the introduction of a new sales team in Germany that is focused on selling local-language versions of RemoteWare.

  The primary function of its Solution Providers is to assist the Company's customers with implementing RemoteWare by providing systems integration services. Certain Solution Providers are authorized to remarket the Company's products in connection with providing their services. The Company's recruiting efforts are focused on Solution Providers who provide implementation services for enterprise systems management vendors.

  In support of direct and indirect selling efforts, the Company conducts targeted marketing programs to generate sales leads, which include advertising, direct mail, public relations, seminars, trade shows and telemarketing. The increased interest in and awareness of systems management solutions has increased the efficiency of the marketing programs, allowing tighter targeting of key systems management decision makers and influencers.

  The Company has established marketing relationships with key technology vendors intended to promote awareness of the Company's products among potential customers and to provide leads for the Company's direct sales force. These relationships involve leaders in their respective markets and include systems management vendors such a Tivoli Systems Inc. and Microsoft Corporation, network security and management vendors such as Network Associates, infrastructure vendors such as 3Com Corporation and ANS Communications, Inc., sales force automation vendors such as Vantive Corporation, Aurum Software, Inc. and Siebel Systems Inc., and retail vendors such as MICROS Systems Inc. and KPOS Computer Systems Ltd.

INTERNATIONAL OPERATIONS

  The Company conducts business on a global basis. The Company's European headquarters are located in High Wycombe, England. The Company also has offices in Canada and Germany. The Company's foreign subsidiaries accounted for approximately 14%, 9% and 9% of consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. For information regarding amounts of revenue, operating income (loss) and identifiable assets attributable to foreign operations, see Note 1 to the Consolidated Financial Statements.

COMPETITION

  The systems management market in which the Company competes is highly competitive and characterized by rapidly changing technology and evolving standards. Many software vendors offer products that are competitive with some aspect of the products offered by the Company. These competitors vary in size as well as in scope and breadth of their offerings and include: (1) enterprise systems management vendors such as Tivoli Systems, Inc., Computer Associates International, Inc. and Hewlett Packard Company; (2) desktop management vendors such as Microsoft Corporation, Intel Corporation and Seagate Software, Inc.; (3) Internet "push" start-ups, such as Marimba, Inc. and BackWeb Technologies, Inc.;
(4) remote access software and hardware vendors such as Microsoft Corporation, Shiva Corporation and Citrix Systems, Inc.; (5) application software vendors who incorporate data synchronization capabilities in their software such as Siebel Systems, Inc. and Aurum Software, Inc.; and (6) custom software-based solutions developed by internal management information system personnel or third-party professional service organizations.

INTELLECTUAL PROPERTY

  The Company's products consist primarily of proprietary technology owned by the Company. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology. The Company licenses rather than sells its software and generally requires licensees to sign license agreements that impose certain restrictions on licensees' right to use the software. The Company seeks to avoid disclosure of its trade secrets, including but not limited to, generally requiring those persons with access to the Company's proprietary information to execute confidentiality agreements with the Company and restricting access to the Company's source code. The Company seeks to protect its documentation and other written materials under trade secret and copyright laws. In addition, the Company has been granted two patents in the United States and has a patent application pending in the United States. There can be no assurance that the pending patent will be issued or that such patents would survive a legal challenge to their validity or provide significant protection to the Company.

  The Company licenses certain third-party products that are integrated or bundled with the Company's products. These components include, but are not limited to, remote backup utilities, anti-virus software, remote control software, inventory tracking modules, a scripting engine, and a document viewer, some of which perform key functions within the Company's products. The Company licenses the code for portions of its products from third parties where there is no advantage to the Company in developing equivalent technology. If any of these current or future third-party vendors were to terminate their relationship with the Company or to materially increase the cost to the Company for their products, or if a material problem were to arise in connection with any of the software products licensed from them, the Company would be required to license an alternative product from another third party or to develop a replacement for the function of the licensed software. The loss of or inability to maintain any of these technology licenses could result in interruptions in the availability of the Company's existing products and delays in the introduction of new products and services until equivalent technology, if available, is identified, licensed or developed, and integrated. There can be no assurance that an alternative source of a suitable product would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost.

EMPLOYEES

  As of December 31, 1997, the Company had 270 full-time employees, consisting of 72 in product development, 61 in sales, 37 in marketing, 62 in customer service, and 38 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

RISK FACTORS

  Change in Competition. The Company operates in a rapidly changing computer software industry that is intensely competitive and involves numerous risks, some of which are beyond its control. Within this industry there has been a trend toward consolidation for several years, which the Company expects to continue as companies attempt to strengthen or hold their market positions. The Company sells its products in the systems management market for remote users, which is not yet mature and may be impacted by emerging technology such as the Internet, on-line services and electronic commerce. Within that market, there are several large vendors that do have a presence through their enterprise-wide systems management applications and do have significantly more financial and technical resources than the Company. In addition, vendors of network systems management software, desktop management software, and network operating system software may enhance their products to include some or all of the functionality currently provided by the Company's products, which could render the Company's products obsolete or unmarketable. The Company also expects that competition will increase as current and potential competitors have established, or may
establish, cooperative relationships among themselves or with competitors.   The
adoption of new technology and the introduction of new competitive products from these large vendors could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company believes that the principal competitive factors affecting the market it serves include vendor and product reputation, product architecture, functionality and features, scalability, ease of use, quality of product and support, performance, price, brand name recognition and effectiveness of sales and marketing efforts. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors. The Company believes its principal competitive advantages are its focus on, and experience with, the management of dispersed systems that are intermittently connected, its product architecture, and its extensive customer base. Competition will continue to intensify as the market for its products and services develops and competitors focus more clearly on that market's specific requirements. There can be no assurance that other companies will not develop experience, products and marketing approaches that will be more successful than those of the Company. In addition, competitors through combinations with third parties may increase the ability of their products to address remote computing needs. Accordingly, it is possible that new competitors, alliances among competitors, or alliances between competitors and third parties may emerge and rapidly acquire significant market share. If this were to occur, it would have a material adverse effect on the Company's business, operating results of operations and financial condition.

  Change in Market. The strength and profitability of the Company's business depend on the overall demand for computer software and growth in the computer industry. A softening of demand for computer software caused by a weakening of the economy or otherwise, may result in decreased revenues or declining revenue growth rates for the Company. An unexpected decline in the growth rate of revenues without a corresponding and timely slowdown in expenses could have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence upon Product Development. The market for the Company's products is characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. To maintain its competitive position, the Company must enhance and improve existing products, continue to introduce complementary new products and new versions of existing products, position and/or price its products appropriately, successfully complete installations, keep pace with technological developments and satisfy increasingly sophisticated customer requirements. Failure to achieve these criteria, material defects or undetected errors in its products or delays in new products or new versions of a product may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Proprietary Technology; Risk of Infringement Claims. The Company's success is dependent upon its proprietary technology. Despite the

Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of its products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect the Company's competitive position. The Company expects that software products will increasingly be subject to claims of infringement by third parties of patent and other intellectual property rights as the number of products and competitors in the Company's market grows and the functionality of products overlaps. Regardless of its merit, responding to any such claim could be time consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements, which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations and financial condition could be materially adversely affected.

  Dependence on Third-Party Technology; Risk of Infringement Claims. The Company also includes software and other intellectual property licensed from third parties in its products. It may be necessary in the future to seek or renew licenses relating to various aspects of its products. While the Company believes that based upon past experience and standard industry practice, such licenses generally could be obtained on commercially reasonable terms, it can offer no guarantee and failure to do so could have a material adverse effect on the Company's business, results of operations or financial condition. The Company believes that the same issues regarding infringement claims against its proprietary technology also exist for this third-party technology. Because of the existence of a large number of patents in the software industry and the rapid rate of issuance of new patents, it is not economically practical for the Company to determine in advance whether a product, or any of its components, from a third party may infringe the rights of others. The Company does request infringement indemnification from such third parties.

  Dependence on Key Employees. The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled sales, business, product development, technical and other personnel is intense. There can be no assurance that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel, and the Company may experience increased compensation costs in order to attract and retain skilled employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations and financial condition.

  Expansion of Distribution. The Company historically has relied heavily on its direct sales force. The Company's ability to achieve revenue growth in the future will depend in large part upon its success in recruiting, training and retaining sufficient direct sales personnel. Although the Company is presently committing significant resources to expand its sales force, the Company may at times experience difficulty in recruiting qualified sales personnel and it is anticipated that there will be a delay before such personnel become productive. The Company also has indirect and other distribution channels, including OEM reseller relationships with Sterling Commerce, Inc. and Norand Corporation. Although the Company has not relied significantly on revenue from these channels, the Company does plan to continue to pursue opportunities to grow them, with no assurance that it will be successful in doing so. Any failure by the Company to expand its direct sales, or the failure by the Company to increase revenues commensurate with its expansion, would have a material adverse effect upon the Company's business, operating results and financial condition.

  Fluctuation in Pricing. Pricing in the systems management market is highly competitive, which may put pressure on the Company to reduce prices on certain products. This pricing risk could worsen if certain systems management vendors or other competitors offer deep discounts in an effort to capture market share. In addition, the bundling of software products for promotional purposes or as a long-term pricing strategy by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations and financial condition, particularly if the Company cannot offset these price reductions with a corresponding increase in sales volumes.

  Changes with International Conditions and Operations. Some of the Company's revenues are derived from international sales and and therefore subject to risks, including the general economic conditions in each country, import and export licensing requirements, trade restrictions, changes in tariff rates, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations and longer payment cycles in certain countries. Additionally, changes in the value of foreign currencies relative to the value of the U.S. dollar could adversely affect net revenues and operating results since the Company does conduct business in foreign currencies and would be affected by gains and losses through currency conversion. The Company could experience slower growth in certain international countries, primarily as a result of weaker economies relative to the rest of the world, slower adoption of information technology, a strong U.S. dollar and personnel changes. There can be no assurance that the Company will be able to successfully address such challenges in each international market, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Fluctuations in Quarterly Operating Results; Seasonality. The Company's revenues in general, and its software license fee revenues in particular, are difficult to forecast and vary from quarter to quarter due to various factors, including: (1) the size and timing of individual license transactions, particularly since customers have historically tended to make buying decisions near the end of the quarter; (2) the timing of the introduction of new products or product enhancements by the Company or its competitors; (3) the potential for delay or deferral of customer implementations of the Company's software; (4) changes in customer budgets; and (5) seasonality of technology purchases and other general economic conditions. Accordingly, the Company's quarterly results are difficult to predict, and delays in product delivery or closing of sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. The Company's software license fee revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels.

  Volatility of Stock Price. The market price of the Company's common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Company's common stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations, which often have been unrelated to their operating performance. Such fluctuations could adversely affect the market price of the Company's common stock.

  Future Acquisitions and Managed Growth. The Company has a history of rapid growth, and its future operating results will depend on its ability to manage growth, continuously hire and retain significant numbers of qualified employees, continue to implement additional internal management systems, forecast revenues and control costs. In order to accomplish its business strategy, the Company may acquire or invest in businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses such as the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, and rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

  Year 2000. The Year 2000 issue is pervasive and presents both technical and business risks that may affect much of the Company's business and industry. The Year 2000 issue refers to the various problems that may result from improper processing of dates and date-sensitive functions by computers and other equipment before, during or after January 1, 2000 ("Millennium Date") with respect to the change in century. The Company has already begun to address this problem by examining the code in its products, communicating with vendors regarding their handling of the issue and notifying customers of its preliminary findings on the issue through Product Notes and otherwise. The Company expects the Year 2000 issue to be an ongoing risk through and beyond the Millennium Date that may require a significant investment of time and resources to correct. The Company is unable to speculate as to the magnitude of the costs that may be incurred at this time, to eliminate the risk and can offer no guarantee that such efforts will be successful given the breadth of this worldwide issue. Failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


Name                               Age  Position with the Company
----                               ---  -------------------------
Jeanne N. Bateman                  43  Vice President - Finance and Human Resources,
                                       Treasurer and Secretary

Stefanus F. Coetzee                45  Senior Vice President - North American Customer
                                       Operations

Dennis M. Crumpler                 45  Chairman of the Board, Chief
                                       Executive Officer and Director

Scott L. Duma                      35  Vice President and General Counsel

Jethro J. Felton, III              42  Vice President -  North America Sales

David F. Held                      36  Chief Financial Officer and
                                       Assistant Secretary

Shereef W. Nawar                   38  Chief Technical Officer and Director

W. Michael Parham                  44  Senior Vice President - Business Development

Corey M. Smith                     41  President and Director


     Ms. Bateman joined the Company in December 1993 as its Vice President and Treasurer, and has been the Secretary of the Company since January 1995, the Vice President - Finance since April 1995 and the Vice President - Human Resources since July 1997. Prior to joining the Company, Ms. Bateman was employed by HBO & Company, a healthcare information systems company, from December 1985 until August 1993, and served as its Vice President and Treasurer from March 1993 to August 1993 and its Assistant Treasurer, Investor Relations from January 1991 to March 1993.

     Mr. Coetzee joined the Company in April 1992 as its Managing Director, XcelleNet Ltd., served as the Company's Vice President - International from January 1995 until August 1995 and Vice President - Global Customer Operations from August 1995 until April 1996, and Vice President - North American Customer Operations from April 1996 to July 1997 and has served as the Senior Vice President - North American Customer Operations since July 1997. From 1983 until 1992, he was employed by Dun & Bradstreet Europe Ltd., a business information services company.

     Mr. Crumpler is a co-founder of the Company and has served as Chairman of the Board, a director and Chief Executive Officer since its inception in 1986. Mr. Crumpler also served as President of the Company from September 1986 to October 1992 and from September 1996 to January 1997.

     Mr. Duma joined the Company in February 1998 as Vice President and General Counsel. Prior to joining the Company, he held the positions of Corporate Counsel at Medaphis Corporation from 1996 to 1998, Associate General Counsel at Attachmate Corporation from 1994 to 1996 and Associate at the law firm of Ford & Harrison from 1992 to 1994.

     Mr. Felton joined the Company in 1992 as a District Sales Representative. He held the position of Area Sales Manager from October 1994 through June 1996 and National Sales Director from July 1996 through June 1997 prior to becoming Vice President - North American Sales in July 1997. Prior to joining XcelleNet Mr. Felton held several sales and sales management positions at several applications software companies, including Triad Systems Corporation and Enterprise Computer Systems.

     Mr. Held joined the Company in July 1994 as its Controller, and has been the Chief Financial Officer and Assistant Secretary of the Company since July 1997. Prior to joining the Company, Mr. Held was employed as Controller of Promega Corporation, a biotechnology company, from April 1992 until July 1994. From 1989 through March 1992, Mr. Held held several financial positions with Rohr, Inc., an aerospace company.

     Mr. Nawar, a co-founder of the Company, has served as the Company's Chief Technical Officer since October 1992. Mr. Nawar served as the Company's Vice President of Development from 1987 until October 1992.

     Mr. Parham joined the Company in November 1988 as its Director of Sales, served as the Vice President - Sales from December 1990 to April 1996, served as the Vice President - North American Sales from April 1996 to July 1997 and has been the Senior Vice President - Business Development since July 1997.

     Mr. Smith is President of the Company, a position he has held since January 1997. He joined the Company in September 1996 as its Executive Vice President responsible for marketing. Prior to joining the Company, Mr. Smith was the President of Decision Point Data, a human resources decision support software company, from October 1995 until September 1996. He served as President and Chief Executive Officer of Creative Multimedia, Inc., a consumer CD-ROM multimedia company, from December 1993 until September 1995. In July 1992, Mr. Smith founded Legacy Venture Capital and served as its President and General Partner from July 1992 until September 1994 and continues to serve as General Partner. From 1988 until May 1992, Mr. Smith was the President and Chief Executive Officer of Central Point Software, Inc., a personal computer utilities software company.

ITEM 2.        PROPERTIES.

     The Company's corporate headquarters are located in Atlanta, Georgia, in a leased facility consisting of approximately 99,000 square feet of office space under a lease expiring September 1, 2000. The Company sub-leases approximately 32,000 square feet of the corporate headquarters through signed lease agreements expiring August 31, 2000. The Company leases 2,700 square feet in Raleigh, North Carolina for XcelleNet Integration Services, Inc. under a lease expiring in October 1999. The Company also leases an additional 2,500 square feet in High Wycombe, England for its European direct sales and service support site under a lease expiring in 2006. Additionally, the Company leases direct sales offices with square footage ranging from 150 to 400 square feet and lease terms of one to two years, including locations in Manhattan Beach, Newport Beach, Pleasanton and Sunnyvale, California; Orange, Connecticut; Englewood, Colorado; Boston, Massachusetts; Rolling Meadows, Illinois; Okemos, Michigan; Eden Prairie, Minnesota; St. Louis, Missouri; Marlton and Princeton, New Jersey; Columbus, Ohio; Dallas, Texas; Issaquah, Washington; Markham,
Canada; and Frankfurt, Germany.

ITEM 3.        LEGAL PROCEEDINGS.

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of XcelleNet has been traded on the Nasdaq National Market under the symbol "XNET" since the Company's initial public offering in April 1994. The following table sets forth the range of quarterly high and low sale prices of the Company's common stock for each full quarterly period within the two most recent fiscal years:


Common Stock Information

Year Ended December 31, 1996              High            Low
------------------------------------------------------------------------
First Quarter                           $ 15 1/4        $  8 3/4
Second Quarter                            15 1/2           9 1/2
Third Quarter                             14 1/2           8 3/4
Fourth Quarter                            20              13 1/2

Year Ended December 31, 1997              High            Low
------------------------------------------------------------------------
First Quarter                           $ 23 1/4        $ 15 3/4
Second Quarter                            19 1/4          11 3/4
Third Quarter                             16 1/4           7 3/4
Fourth Quarter                            14 1/8           9 3/8


     At the close of business on March 9, 1998, there were 209 holders of record of the Company's common stock.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

     On January 2, 1997, XcelleNet acquired all of the outstanding shares of XcelleNet Integration Services, Inc. (f/k/a Electronic Commerce, Inc.) a system integrator based in Raleigh, North Carolina, for consideration that included 50,000 unregistered shares of the Company's common stock issued in reliance upon Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.


Summary of Selected Financial Data
(in thousands, except per share data)
                                                               Year Ended December 31,
----------------------------------------------------------------------------------------------------
                                                   1997       1996       1995       1994       1993
----------------------------------------------------------------------------------------------------

Consolidated Statement of Operations Data:
  Revenues:
    Software license fees                      $ 34,320   $ 30,703   $ 25,612   $ 21,399   $ 14,222
    Software upgrade fees and services           19,259     11,948      8,487      5,490      3,191
----------------------------------------------------------------------------------------------------
                                                 53,579     42,651     34,099     26,889     17,413

  Costs and expenses                             49,492     43,585     29,331     21,707     14,484
----------------------------------------------------------------------------------------------------
  Operating income (loss)                         4,087       (934)     4,768      5,182      2,929
  Other income, net                                 877        934      1,264        748        162
----------------------------------------------------------------------------------------------------
  Income before income taxes                      4,964         -       6,032      5,930      3,091
  Provision for income taxes                      1,819         -       2,230      2,375      1,149
----------------------------------------------------------------------------------------------------
  Net income                                   $  3,145   $     -    $  3,802   $  3,555   $  1,942
----------------------------------------------------------------------------------------------------

  Net income per share - basic                 $  0.39    $     -    $   0.51   $   0.55   $   1.18
  Net income per share - diluted               $  0.36    $     -    $   0.45   $   0.45   $   0.30

  Weighted average shares outstanding - basic    8,035       7,229      7,387      6,493      1,648
  Weighted average shares outstanding - diluted  8,692       7,915      8,480      7,833      6,450


(in thousands)                                                       December 31,
----------------------------------------------------------------------------------------------------
                                                 1997       1996       1995       1994       1993
----------------------------------------------------------------------------------------------------


Consolidated Balance Sheet Data:
  Cash, cash equivalents and short-term
    investments                                $ 29,289   $ 12,744   $ 18,419   $ 23,505   $  4,381
  Working capital                                37,066     23,198     24,968     28,815      7,689
  Total assets                                   55,583     36,683     33,461     36,144     12,208
  Long-term debt                                     -          -          -          -          -
  Total shareholders' equity                     46,258     31,130     29,849     32,473      9,869


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual events and outcomes could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in the risk factors described in Item 1 of this Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues of the line items in the Company's Consolidated Statements of Operations and the percentage changes from the preceding periods:


     As a percentage                                                    Percentage changes
      of revenues                                                          year-to-year
------------------------------------------------------------------------------------------
  1997    1996    1995                                                    1996-97 1995-96
------------------------------------------------------------------------------------------
                            Revenues
  64%     72%     75%          Software license fees                         12%     20%
  36      28      25           Software upgrade fees and services            61      41
------------------------------------------------------------------------------------------
 100     100     100        Total revenues                                   26      25
                            Costs and expenses
   5       5       5           Costs of software license fees                31       9
  14       9       7           Costs of software upgrade fees and services   99      63
  41      51      43           Sales and marketing                            3      49
  16      15      15           Product development                           37      26
  13      14      16           General and administrative                    16      12
   2       8      --           Non-recurring charges                        (71)     --
------------------------------------------------------------------------------------------
  92     102      86        Total costs and expenses                         14      49
------------------------------------------------------------------------------------------
   8      (2)     14        Operating income (loss)                         538    (120)
   2       2       4        Other income, net                                (6)    (26)
------------------------------------------------------------------------------------------
   9      -       18        Income before income taxes                      100    (100)
   3      -        7        Provision for income taxes                      100    (100)
------------------------------------------------------------------------------------------
   6%     -%      11%       Net income                                      100%   (100)%
------------------------------------------------------------------------------------------


 REVENUES

  Total revenues were $53.6 million, $42.7 million and $34.1 million in 1997, 1996 and 1995, respectively, representing increases of 26% from 1996 to 1997 and 25% from 1995 to 1996. These increases in total revenues were due to increases in both license fees and software upgrade fees and services revenues, both domestically and internationally. The Company's international operations accounted for approximately 14%, 9% and 9% of consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. See Note 1 in the Notes to Consolidated Financial Statements.

   The Company recognizes revenue in accordance with the Statement of Position 91-1 on "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license fees are recognized when a noncancelable license agreement has been signed, the product has been shipped and all significant contractual obligations have been satisfied. Effective for periods beginning after December 15, 1997, the American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software Revenue Recognition." The statement sets new guidelines for the recognition of software revenue. The adoption of the standards in this Statement of Position is not expected to have a significant impact on the Company's consolidated financial statements.

   The Company licenses its products directly to licensees and through Solution Providers. All licensees, whether licensed directly or through Solution Providers, are referred to throughout this document as the Company's customers. Revenue related to software licensed to a customer through a Solution Provider is recognized net of the discount to the Solution Provider. Software upgrade fees and services revenues are primarily derived from fees paid for rights to upgrades and updates ("maintenance"), telephone support, system integration services, and training. Revenues from the maintenance program are recognized proportionately over the term of the agreement which is typically 12-months. Revenues for training and systems integration services are recognized as such services are performed.

  Software License Fees. The Company currently derives all of its software license fees from noncancelable license agreements for its RemoteWare products. Software license fees were $34.3 million, $30.7 million and $25.6 million in 1997, 1996 and 1995, respectively, representing increases of 12% from 1996 to 1997 and 20% from 1995 to 1996. Software license fees as a percentage of total revenues were 64%, 72% and 75% in 1997, 1996 and 1995, respectively, reflecting the growth of software upgrade fees and services revenues associated with the larger installed base, the high rate of participation in the maintenance program, as well as the January 1997 purchase of a systems integration company, XcelleNet Integration Services, Inc. ("XIS"), formerly Electronic Commerce, Inc.

  Software license fees from RemoteWare for NT products accounted for 71% and 18% of total license fee revenues for 1997 and 1996, respectively, reflecting increasing market acceptance of RemoteWare for NT products released beginning in 1996. While the Company intends to offer and support its RemoteWare for OS/2 products, the Company anticipates that sales of RemoteWare for NT will continue to constitute an increasing proportion of total software license fees.

  Software license fees from new customers were $14.6 million, $13.3 million and $11.1 million in 1997, 1996 and 1995, respectively, representing 43% of total software license fees for all three years. The Company added 320, 296 and 301 new customers in 1997, 1996 and 1995, respectively. The average initial RemoteWare purchase for these new customers was $46,000, $45,000 and $36,000 during the same three years. Average initial purchase size varies as a function of the number of clients and servers included in the sale, whether the sale was direct or through a Solution Provider, and the specific products and options licensed.

  Software license fees from existing customers were $19.7 million, $17.4 million and $14.5 million in 1997, 1996 and 1995, respectively, representing 57% of total software license fees for all three years. Existing customers that purchase additional RemoteWare products do so to complete deployment of an initial pilot or limited production implementation and to extend RemoteWare to additional clients and projects within the enterprise.

  Software license fees generated by Solution Providers represented 27%, 38% and 48% of total software license fees in 1997, 1996 and 1995, respectively. During the second half of 1996, the Company implemented changes to its Solution Provider channel to place greater emphasis on Solution Providers who offer substantial RemoteWare integration services. These changes, and additional program changes that became effective January 1, 1997, have resulted in fewer Solution Providers that are authorized to remarket RemoteWare and remarketing discount rates that generally range from 20% to 30%, compared to 30% to 40% in prior years. As a result, software license fees generated from Solution Providers have decreased. During 1997, the Company took steps to leverage its direct sales model by signing OEM agreements with two companies that private label RemoteWare. These agreements have not yet resulted in significant revenue.

  Software Upgrade Fees and Services. Software upgrade fees and services revenues were $19.3 million, $11.9 million and $8.5 million for 1997, 1996 and 1995, respectively, representing increases of 61% from 1996 to 1997 and 41% from 1995 to 1996. The percentage of total revenues derived from services increased to 36% in 1997 from 28% in 1996 and 25% in 1995. The growth in software upgrade fees and services revenues is due primarily to the Company's growing customer base and their significant rate of participation in the maintenance program. Because a significant portion of the Company's installed base is composed of customers of the RemoteWare for OS/2 products, the software maintenance revenue that may be received from those customers in the future will depend in large part on the Company's ability to introduce updates to or migration paths for its OS/2 products that encourage these customers to continue their participation in the Company's software maintenance program. There can be no assurance that such services revenues will not decline in the future.

  Software upgrades fees and services revenues also include field engineering and systems integration services that are focused on selected RemoteWare customer implementations and that facilitate Solution Provider development, certification and quality assurance. The revenue generated from these activities totaled $3.3 million, $438,000 and $343,000 in 1997, 1996 and 1995, respectively. Systems integration revenues increased in 1997 due to the acquisition of XIS.

 Costs and Expenses

  Costs of software license fees. Costs of software license fees consist primarily of amortization of capitalized software development costs, packaging and documentation materials and royalties. Costs of software license fees were

$2.6 million, $2.0 million and $1.8 million in 1997, 1996 and 1995, respectively, representing 8%, 6% and 7% of software license fees for those years, respectively. These increases in absolute dollars are due primarily to the increased amortization of capitalized software associated with the RemoteWare for NT products and the increased royalties associated with new products.

  Costs of software upgrade fees and services. Costs of software upgrade fees and services consist primarily of personnel costs for field services, customer support and training. In addition, a portion of packaging and documentation materials and personnel costs for shipping are allocated to costs of software upgrade fees and services for upgrades and enhancements shipped to customers participating in the maintenance program. Costs of software upgrade fees and services were $7.6 million, $3.8 million and $2.3 million in 1997, 1996 and 1995, respectively, representing 39%, 32% and 28% of software upgrade fees and service revenues in those years, respectively. The 1997 increase is primarily due to the Company's January 1997 acquisition of XIS, which expanded the Company's system integration business. The 1996 increase was primarily due to increased personnel costs for field engineers, systems integration personnel and trainers.

  Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions of direct sales and marketing personnel and marketing program costs. These expenses were $22.2 million, $21.6 million and $14.5 million in 1997, 1996 and 1995, respectively, representing 41%, 51% and 43% of total revenues in those years, respectively. During 1997 sales and marketing expenses decreased as a percentage of total revenues primarily due to lower marketing personnel costs and lower marketing program costs resulting from a more focused marketing campaign. The increase in sales and marketing expenses, in absolute dollars and as a percentage of total revenues, in 1996 was due primarily to a new advertising campaign initiated in 1996, personnel additions and investments in Europe. Advertising expenses were $1.9 million, $2.0 million and $194,000 in 1997, 1996 and 1995, respectively.

  Product development. The table below summarizes product development expenditures:

                                              Twelve Months Ended
                                              December 31,
(in thousands)                                  1997              1996              1995
--------------------------------------------------------------------------------------------
  Product development expenditures                $9,810            $8,559           $5,447
  Less:  capitalized software development costs     (970)           (2,108)            (319)
--------------------------------------------------------------------------------------------
  Net product development expenses                $8,840            $6,451           $5,128
--------------------------------------------------------------------------------------------

As a percentage of revenues:
  Product development expenditures                    18%               20%              16%
  Less:  capitalized software development costs      (2)%              (5)%             (1)%
--------------------------------------------------------------------------------------------
  Net product development expenses                    16%               15%              15%
--------------------------------------------------------------------------------------------
Capitalized product development rate                  10%               25%               6%
--------------------------------------------------------------------------------------------


  Most product development costs are personnel-related. Product development expenditures (expenses plus capitalized software development costs) were $9.8 million, $8.6 million and $5.4 million in 1997, 1996 and 1995, respectively, representing increases of 15% from 1996 to 1997 and 57% from 1995 to 1996. Beginning in 1995, the Company substantially increased its product development expenditures in order to develop its RemoteWare for NT product. These costs were primarily personnel-related and included a number of independent contractors. The RemoteWare for NT development efforts were substantially completed with the May 1997 release of RemoteWare for NT 3.2.

  In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), the Company capitalizes certain costs incurred in developing computer software products. These rules require capitalization of certain product development expenses from the time technological feasibility is established for a new product or significant enhancement of an existing product until it is generally available for all customers. The Company defines technological feasibility as the release of product to selected customers for testing. Thus, capitalization levels each year depend on product development cycles. The Company amortizes capitalized software development costs on a product-by-product basis over periods not exceeding three years, with such amortization included in costs of software license fees.

  Capitalized software development costs were $970,000, $2.1 million and $319,000 in 1997, 1996 and 1995, respectively. The majority of the capitalized software development costs in all three years related to the Company's development of RemoteWare for NT, which was substantially completed in May 1997 with the release of RemoteWare for NT 3.2.

  General and administrative. General and administrative expenses consist primarily of personnel costs for general management, finance and administration, information systems and human resources. General and administrative expenses were $7.2 million, $6.2 million and $5.5 million in 1997, 1996 and 1995, respectively, representing increases of 16% from 1996 to 1997 and 12% from 1995 to 1996. General and administrative expenses as a percentage of revenues were 13%, 14% and 16% in 1997, 1996 and 1995, respectively. The absolute dollar increase in these costs during 1997 was primarily due to additional personnel costs and the amortization of goodwill associated with the January purchase of XIS.

  Non-recurring charges. The Company recorded non-recurring charges of $1.0 million during the third quarter of 1997 due primarily to severance and facilities costs associated with the Company's organizational streamlining and tighter focus on its remote systems management strategy. During the fourth quarter of 1996, the Company purchased the WorldLink product line from The NetPlex Group, Inc. for approximately $3.0 million in cash. The purchase price of the WorldLink technology was allocated to goodwill as of the acquisition date and written off as a non-recurring charge in the fourth quarter due to uncertainties regarding its recoverability. In addition, during 1996, the Company recorded non-recurring charges of $459,000 primarily representing severance and hiring costs associated with certain key employees. See Note 6 to the Consolidated Financial Statements.

   Provision for income taxes. The effective tax rate was 37%, 0% and 37% in 1997, 1996 and 1995, respectively. The effective tax rate varies from the statutory tax rate of 34% due primarily to state income taxes, losses from foreign operations, research and development tax credits and tax-exempt interest income. The effective tax rate in 1997 and 1995 exceeded the statutory rate due primarily to state income taxes. Since the Company reported no taxable income in 1996, no provision was made for income taxes.

     Year 2000. The Year 2000 issue is pervasive and presents both technical and business risks that may affect much of the Company's business and industry. The Year 2000 issue refers to the various problems that may result from improper processing of dates and date-sensitive functions by computers and other equipment before, during or after January 1, 2000 ("Millennium Date") with respect to the change in century. The Company has already begun to address this problem by examining the code in its products, communicating with vendors regarding their handling of the issue and notifying customers of its preliminary findings on the issue through Product Notes and otherwise. The Company expects the Year 2000 issue to be an ongoing risk through and beyond the Millennium Date, that may require a significant investment of time and resources to correct. The Company is unable to speculate as to the magnitude of the costs that may be incurred at this time to eliminate the risk an can offer no guarantee that such efforts will be successful given the breadth of this worldwide issue. Failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.



LIQUIDITY AND CAPITAL RESOURCES

  Since 1994 the Company has financed its operations primarily through the public sale of its common stock in its initial public offering in 1994 and its follow-on public offering in 1997 and cash generated from operations. At December 31, 1997, the Company had $29.3 million in cash, cash equivalents and short-term investments, $37.1 million in working capital and no long-term debt.

  Net cash provided by operating activities was $10.3 million, $1.7 million, and $5.0 million in 1997, 1996, and 1995, respectively. In 1997, cash provided by operating activities resulted primarily from net income, depreciation and amortization, and increases in current liabilities and deferred revenue. In 1996, net cash provided by operating activities resulted primarily from depreciation and amortization, the write-off of the WorldLink product line, and an increase in liabilities, offset primarily by an increase in trade receivables. In 1995, net cash provided by operating activities consisted primarily of net income plus depreciation and amortization, offset by an increase in trade receivables.

  Net cash used in investing activities was $22.5 million, $1.5 million, and $2.0 million in 1997, 1996, and 1995, respectively. In 1997, the net cash used in investing activities resulted primarily from the investment of the proceeds of the Company's public sale of its common stock in short-term investments and fixed asset additions. In 1996, net cash used in investing activities resulted primarily from the purchase of the WorldLink product line from The NetPlex Group, Inc., fixed asset additions and capitalized software, offset by a decrease in short-term investments. In 1995, the net cash used in investing activities resulted primarily from fixed asset additions offset by a decrease in short-term investments. The Company expects that its capital expenditures, primarily for computer workstations and file servers, will remain approximately the same or increase as the Company's employee base grows.

  Net cash provided by financing activities was $10.1 million and $1.1 million in 1997 and 1996, respectively. Net cash used in financing activities in 1995 was $6.4 million. Net cash provided by financing activities in 1997 consisted primarily of the net proceeds from the issuance of common stock and in 1996 consisted of the proceeds from, and income tax benefits associated with, the exercise of stock options. Net cash used in financing activities in 1995 resulted primarily from the Company's purchase of treasury stock.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

  The Company's principal commitments consist primarily of leases on its headquarters facilities. See Note 4 of Notes to Consolidated Financial Statements.

  The Company believes cash flows from operations and existing cash and investments will be sufficient to meet its cash requirements over at least the next two years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Public Accountants:

       To the Board of Directors of XcelleNet, Inc.:

       We have audited the accompanying consolidated balance sheets of XCELLENET, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XcelleNet, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



       ARTHUR ANDERSEN LLP

       Atlanta, Georgia

       January 22, 1998



Consolidated Balance Sheets
(in thousands, except share data)

                                                                                       December 31,
-------------------------------------------------------------------------------------------------------
                                                                                        1997      1996
-------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                         $ 8,478   $10,587
  Short-term investments                                                             20,811     2,157
  Trade receivables, less allowance for doubtful accounts of $552 and $503
     at December 31, 1997 and 1996, respectively                                     14,395    13,306
  Prepaid expenses and other current assets                                           1,535     1,049
  Income tax receivable                                                                  -        793
-------------------------------------------------------------------------------------------------------
     Total current assets                                                            45,219    27,892
-------------------------------------------------------------------------------------------------------
Furniture, fixtures, and equipment, net                                               4,733     5,378
Capitalized software development costs, net of accumulated amortization of
  $2,785 and $1,566 at December 31, 1997 and 1996, respectively                       1,982     2,231
Intangible assets, net of accumulated amortization of $349
  at December 31, 1997                                                                2,415        -
Deferred income tax assets                                                              895       754
Other noncurrent assets                                                                 339       428
-------------------------------------------------------------------------------------------------------
                                                                                    $55,583   $36,683
-------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $   632   $ 1,207
  Accrued bonuses and commissions                                                     1,525     1,375
  Sales tax payable                                                                     353       360
  Note payable                                                                          400        -
  Deferred revenue                                                                    2,063       184
  Other current liabilities                                                           3,180     1,568
-------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        8,153     4,694
-------------------------------------------------------------------------------------------------------
Long-term liabilities                                                                 1,172       859
Commitments and contingencies (Note 4)
Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued or outstanding                                                    -         -
  Common stock, $.01 par value; 30,000,000 shares authorized,
      8,300,421 shares issued and outstanding in 1997 and
      7,537,876 shares issued and 7,380,337 outstanding in 1996                          83        75
  Additional paid-in capital                                                         33,798    24,211
  Retained earnings                                                                  12,377     9,232
  Treasury stock at cost, no shares in 1997 and 157,539 shares in 1996                   -     (2,388)
-------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      46,258    31,130
-------------------------------------------------------------------------------------------------------
                                                                                    $55,583   $36,683
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated balance sheets.



Consolidated Statements of Operations
(in thousands, except per share data)

                                                               Year Ended December 31,
-------------------------------------------------------------------------------------------
                                                             1997        1996      1995
-------------------------------------------------------------------------------------------
Revenues
 Software license fees                                     $34,320     $30,703   $25,612
 Software upgrade fees and services                         19,259      11,948     8,487
-------------------------------------------------------------------------------------------
                                                            53,579      42,651    34,099
-------------------------------------------------------------------------------------------
Costs and expenses
 Costs of software license fees                              2,592       1,986     1,816
 Costs of software upgrade fees and services                 7,582       3,806     2,340
 Sales and marketing                                        22,231      21,628    14,500
 Product development                                         8,840       6,451     5,128
 General and administrative                                  7,222       6,218     5,547
 Non-recurring charges                                       1,025       3,496        -
-------------------------------------------------------------------------------------------
                                                            49,492      43,585    29,331
-------------------------------------------------------------------------------------------
Operating income (loss)                                      4,087        (934)    4,768
Other income, net                                              877         934     1,264
-------------------------------------------------------------------------------------------
Income before income taxes                                   4,964          -      6,032
Provision for income taxes                                   1,819          -      2,230
-------------------------------------------------------------------------------------------
Net income                                                 $ 3,145     $    -    $ 3,802
-------------------------------------------------------------------------------------------

Net income per share - basic                               $ 0.39      $    -    $  0.51
Net income per share - diluted                             $ 0.36      $    -    $  0.45

Weighted average shares outstanding - basic                  8,035       7,229     7,387
Weighted average shares outstanding - diluted                8,692       7,915     8,480


The accompanying notes are an integral part of these consolidated statements.


Consolidated Statements of Cash Flows
(in thousands)

                                                                Year Ended December 31,
--------------------------------------------------------------------------------------------
                                                                  1997      1996      1995
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net Income                                                   $  3,145  $    -    $ 3,802
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                4,496     3,202     2,373
    Writeoff of Worldlink product line                              -      3,037        -
    Issuance of restricted stock                                    -        124        -
  Change in assets and liabilities, net of acquisition
    Increase in trade receivables                                 (689)   (5,215)   (1,601)
    Increase in prepaid expenses and other current assets         (484)     (335)      (55)
    Decrease (increase)  in income taxes receivable                793      (271)      494
    Increase in deferred income tax assets                        (141)     (754)       -
    Increase in deferred revenue                                 1,879        64       114
    Increase (decrease) in current liabilities                   1,469     1,852      (191)
    (Decrease) increase in long-term liabilities                  (146)       25        18
--------------------------------------------------------------------------------------------
      Total adjustments                                          7,177     1,729     1,152
--------------------------------------------------------------------------------------------
      Net cash provided by operating activities                 10,322     1,729     4,954
--------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  (Increase) decrease in short-term investments                (18,654)    6,958     1,655
  Purchases of furniture, fixtures, and equipment               (2,166)   (3,051)   (3,260)
  Additions to capitalized software development costs             (970)   (2,108)     (319)
  Purchase of Worldlink product line                                -     (3,037)       -
  Purchase of XIS net of cash acquired                            (719)       -         -
  Increase in long-term investments                                (47)     (225)      (35)
  Other                                                             39       (77)      (12)
--------------------------------------------------------------------------------------------
      Net cash used in investing activities                    (22,517)   (1,540)   (1,971)
--------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net
    of related costs                                            10,889       635       505
  Income tax benefits related to exercise of stock options         333       480     1,131
  Repayment of XIS assumed liabilities                            (388)       -         -
  Repayment of XIS note payable                                   (800)       -         -
  Purchase of treasury stock                                        -         -     (8,000)
  Other                                                             52       (21)      (50)
--------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities       10,086     1,094    (6,414)
--------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents            (2,109)    1,283    (3,431)
Cash and cash equivalents, beginning of year                    10,587     9,304    12,735
--------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $ 8,478   $10,587   $ 9,304
--------------------------------------------------------------------------------------------

Supplemental disclosures:
  Interest paid                                                $    72   $    -    $    -
  Income taxes paid                                            $   486   $  887    $ 1,253
Non-cash investing activities:
  The Company purchased all of the capital stock
    of XIS.  In conjunction with the acquisition,
    liabilities were assumed as follows (in
    thousands):
  Fair value of non-cash assets acquired                           687
  Amount paid in excess of fair value                            2,565
  Less:  purchase price
    Cash paid, net                                      (719)
    Common stock issued                                 (775)
    Note payable issued                               (1,200)
                                                   ----------

      Total purchase price                                      (2,694)

                                                               =======
  Liabilities assumed                                          $   558
                                                               =======

The accompanying notes are an integral part of these consolidated statements.



Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

                                                        Common Stock       Treasury Stock      Additional
                                                  ------------------------------------------    Paid-In   Retained
                                                     Shares     Amount    Shares     Amount     Capital   Earnings     Total
  -----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                         7,151,939    $71             -    $     -   $26,972    $ 5,430    $32,473
  Purchase of treasury shares                                            (527,879)    (8,000)                         (8,000)
  Exercise of stock options                          385,937      4        17,100        259        37                   300
  Employee stock purchase plan shares issued                               12,544        190        15                   205
  Income tax benefits related to exercise
     of stock options                                                                            1,131                 1,131
  Net income                                                                                                3,802      3,802
  Unrealized loss on short-term investments                                                        (50)                  (50)
  Foreign currency translation adjustment                                                          (12)                  (12)
  -----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                         7,537,876     75      (498,235)    (7,551)   28,093      9,232     29,849
  Exercise of stock options                                               299,905      4,544    (4,282)                  262
  Employee stock purchase plan shares issued                               30,791        467       (94)                  373
  Restricted stock issuance                                                10,000        152       (28)                  124
  Income tax benefits related to exercise
     of stock options                                                                              480                   480
  Net income                                                                                                    -          -
  Unrealized loss on short-term investments                                                        (21)                  (21)
  Foreign currency translation adjustment                                                           63                    63
  -----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                         7,537,876     75      (157,539)    (2,388)   24,211      9,232     31,130
  Exercise of stock options                          122,623      1        52,995        803      (406)                  398
  Purchase of XIS                                                          50,000        758        17                   775
  Employee stock purchase plan shares issued          38,513      1                                464                   465
  Income tax benefits related to exercise
     of stock options                                                                              333                   333
  Net income                                                                                                3,145      3,145
  Sale of stock in public offering, net of expense   601,409      6        54,544        827     9,193                10,026
  Unrealized gain on short-term investments                                                         54                    54
  Foreign currency translation adjustment                                                          (68)                  (68)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                         8,300,421    $83             -    $    -    $33,798    $12,377    $46,258
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.



Quarterly Financial Information
(in thousands, except per share data)

(unaudited)
                                                                            Three Months Ended
 -----------------------------------------------------------------------------------------------------------------------------
                                               Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,  Mar. 31,  Jun. 30,  Sep. 30,  Dec. 31,
                                                 1996      1996      1996      1996      1997      1997      1997      1997
 -----------------------------------------------------------------------------------------------------------------------------
Revenues
 Software license fees                         $ 6,931   $ 7,381   $ 6,133   $10,258   $ 8,871   $ 7,695   $ 7,214   $10,540
 Software upgrade fees and services              2,519     2,745     3,227     3,457     4,479     4,344     4,969     5,467
-----------------------------------------------------------------------------------------------------------------------------
                                                 9,450    10,126     9,360    13,715    13,350    12,039    12,183    16,007
-----------------------------------------------------------------------------------------------------------------------------
Costs and expenses
 Costs of software license fees                    477       524       387       598       570       566       715       741
 Costs of software upgrade fees and services       731       856       938     1,281     1,688     1,812     2,055     2,027
 Sales and marketing                             4,368     5,471     5,384     6,405     5,407     5,938     4,867     6,019
 Product development                             1,341     1,561     1,500     2,049     2,041     2,363     2,259     2,177
 General and administrative                      1,489     1,393     1,506     1,830     1,867     1,666     1,712     1,977
 Non-recurring charges                              -         -        384     3,112        -         -      1,025        -
-----------------------------------------------------------------------------------------------------------------------------
                                                 8,406     9,805    10,099    15,275    11,573    12,345    12,633    12,941
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                          1,044       321      (739)   (1,560)    1,777      (306)     (450)    3,066
Other income, net                                  288       265       204       177        90       250       249       288
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                1,332       586      (535)   (1,383)    1,867       (56)     (201)    3,354
Provision (benefit) for income taxes               466       223      (160)     (529)      738       (24)      (69)    1,174
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $   866   $   363   $  (375)  $  (854)  $ 1,129   $   (32)  $  (132)  $ 2,180
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share - basic            $  0.12   $  0.05   $ (0.05)  $ (0.12)  $  0.15   $    -    $ (0.02)  $  0.26
Net income (loss) per share - diluted          $  0.11   $  0.05   $ (0.05)  $ (0.12)  $  0.14   $    -    $ (0.02)  $  0.25

Weighted average shares outstanding - basic      7,129     7,204     7,238     7,345     7,467     8,160     8,218     8,282
Weighted average shares outstanding - diluted    7,852     7,883     7,238     7,345     8,352     8,160     8,218     8,860
-----------------------------------------------------------------------------------------------------------------------------



Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995

1. Summary of Significant Accounting Policies

Organization

The accompanying consolidated financial statements include the accounts of XcelleNet, Inc. and its wholly owned subsidiaries (the "Company"). The Company develops, markets and supports remote systems management software that enables systems administrators to more effectively and efficiently manage large numbers of remote systems from a central site. The Company conducts business worldwide primarily in all regions of the United States as well as the United Kingdom, Germany and Australia.

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

Recent  Accounting Pronouncements

Effective for periods ending after December 15, 1997, the Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"). This statement sets out new guidelines for the calculation and presentation of earnings per share. The Company adopted SFAS 128 effective in the 1997 fourth quarter. All prior period earnings per share data were restated to conform with the provisions of SFAS
128. The per share amounts reported under SFAS 128 are not materially different from those calculated and presented under Accounting Principles Board Opinion No. 15, "Earnings per Share."

Effective for periods beginning after December 15, 1997, the American Institute of Certified Public Accountants has issued Statement of Position 97-2, "Software
Revenue Recognition."    The statement sets new guidelines for the recognition
of software revenue. The adoption of the standards in this Statement of Position is not expected to have a significant impact on the Company's consolidated financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for the Company's fiscal year ending December 31, 1998. Management does not expect SFAS 130 to have a significant impact on the Company's consolidated financial statements.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to determine reporting segments based on the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. SFAS 131 is effective for financial statements for the Company's fiscal year ending December 31, 1998. The Company does not expect that SFAS 131 will require significant revision of prior disclosures.

Cash, Cash Equivalents, and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist of the following:

---------------------------------------------------------
in thousands                              At December 31,
                                          1997     1996
---------------------------------------------------------
Municipal securities                     $18,846   $1,658
U.S. Government agencies                     500      499
Corporate notes, bonds and securities      1,465        -
---------------------------------------------------------
Short-term investments                   $20,811   $2,157
---------------------------------------------------------


The fair value of financial instruments is estimated based on quoted market prices. Differences between the fair value and the cost of investments are recorded as unrealized gains or losses in additional paid-in capital. All investments are considered available for sale and have effective maturities of less than one year.

Furniture, Fixtures, and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Replacements and improvements are capitalized. Furniture, fixtures and equipment consist of the following:

in thousands                                 At December 31,
------------------------------------------------------------
                                             1997      1996
------------------------------------------------------------
Computer and other equipment               $ 9,378   $ 7,982
Furniture and fixtures                       3,223     2,540
Leasehold improvements                         729       676
------------------------------------------------------------
                                            13,330    11,198
Less:  accumulated depreciation             (8,597)   (5,820)
------------------------------------------------------------
Furniture, fixtures, and equipment, net    $ 4,733   $ 5,378
------------------------------------------------------------

Capitalized Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain software development costs when a new or enhanced product is released for customer testing and ceases capitalization when the product is released for sale. Software development costs of $970,000, $2,108,000 and $319,000 were capitalized in 1997, 1996, and 1995, respectively. Amortization of capitalized software development costs begins as products are made available for sale, with annual amortization equal to the greater of the amount computed using the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product or the straight-line method over the remaining estimated economic life of the product, which is a maximum of three years. Amortization expense is included in costs of license fees. Amortization totaled $1,219,000, $644,000, and $332,000 in 1997, 1996, and 1995, respectively.

Long-Lived Assets and Intangible Assets

The Company assigns the carrying values to long-lived assets and certain identifiable intangible assets based on expectations of undiscounted future cash flows and operating income generated by the long-lived assets or the tangible assets underlying the identifiable intangible assets. These values are periodically assessed to determine whether they are recoverable.

Revenue Recognition

The Company's revenues are generated from the licensing of its software products; from fees paid for and rights to upgrades and updates ("maintenance") of the software products; and from training, installation, implementation, support, and consulting services related to such software products. In accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition," the Company recognizes revenue from software licenses upon the execution of a license agreement and delivery of the product to a customer, provided the Company has no significant future obligations and collection of the license fees is probable. Maintenance fees are recognized on a straight-line basis over the period covered by the related contract. Beginning in 1997 maintenance fees were billed annually. In 1996 and 1995 they were billed quarterly. Service revenues are recognized when the specific service is performed.

Advertising

The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial, and software magazines and newspapers. The cost of each advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $1,768,000, $2,171,000 and $194,000 for 1997, 1996 and 1995, respectively. Advertising expense was $1,912,000, $2,027,000 and $194,000 for 1997, 1996 and 1995, respectively. Unamortized advertising costs included in prepaid expenses were $0 and $144,000 at December 31, 1997 and 1996, respectively.

Other Income, Net
Other income consists primarily of interest income. Interest income was $925,000, $911,000, and $1,256,000 in 1997, 1996, and 1995, respectively.

Income Taxes
Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

Net Income Per Share

Basic net income per share is computed based on net income and the weighted average number of common shares outstanding. Diluted net income per share reflects the assumed issuance of common shares under incentive and stock option plans. The computation of diluted net income per share does not assume exercise of securities that would have an antidilutive effect on net income per share. The shares assumed issued related to stock options were 657,000, 686,000, and 1,093,000 in 1997, 1996, and 1995, respectively.

Foreign Currency Translation

Non-U.S. assets and liabilities are translated into U.S. dollars using the balance sheet date exchange rates. Revenues and expenses are translated at average rates during the period. Foreign currency translation adjustments are reflected as increases (decreases) in additional paid-in capital and were $(68,000), $63,000 and $(12,000) in 1997, 1996 and 1995, respectively.
Cumulative foreign currency translation adjustments were $8,000 and $76,000 at December 31, 1997 and 1996, respectively.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Domestic and Foreign Operations

The Company's foreign subsidiaries accounted for approximately 14%, 9% and 9% of consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The Company operates in a single industry segment, the computer software industry. A summary of the Company's operations by geographic area is presented below.

----------------------------------------------------------------------------
       in thousands                   NORTH AMERICA    OTHER    CONSOLIDATED
--------------------------         -----------------------------------------
1997
Revenue                                 $46,149       $7,430      $53,579
Operating income                          3,350          737        4,087
Identifiable assets                      52,372        3,211       55,583
Depreciation expense                      2,704          194        2.898
Capital expenditures                      2,068           98        2,166

1996
Revenue                                  38,422        4,229       42,651
Operating loss                             (590)        (344)        (934)
Identifiable assets                      33,882        2,801       36,683
Depreciation expense                      2,400          158        2,558
Capital expenditures                      2,656          395        3,051
---------------------------------------------------------------------------


---------------------------------------------------------------------------
1995
Revenue                                  31,072        3,027       34,099
Operating income or loss                  4,916         (148)       4,768
Identifiable assets                      31,811        1,650       33,461
Depreciation expense                      1,887          154        2,041
Capital expenditures                      3,156          104        3,260
---------------------------------------------------------------------------

The information presented above may not be indicative of results if the geographic areas were independent organizations. Intercompany transactions are made at established transfer prices.

2. Shareholders' Equity

Follow-On Offering

On April 1, 1997, the Company successfully completed a follow on public offering of its common stock. The offering was comprised of 655,953 shares issued by the Company (which included 54,544 shares issued from treasury stock) and 777,047 shares sold by existing shareholders at an offering price of $17.00 per share. The net proceeds to the Company (after underwriting discounts and commissions and other related costs ) totaled approximately $10,000,000.

Preferred Stock

At December 31, 1997 and 1996, 10,000,000,000 shares were authorized with a par value of $.01 and none were issued or outstanding.

Stock Options

The Company maintains three stock option plans: the 1987 Stock Option Plan ("1987 Plan"), the 1994 Stock Option Plan for Outside Directors ("Director Plan") and the 1996 Long-Term Incentive Plan ("LTIP"). The 1987 Plan provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and stock appreciation rights ("SARs") to employees and officers of the Company. The Director Plan provides for the issuance of NQSOs to non-employee members of the Company's Board of Directors who are not prohibited by their employer from receiving options under the Director Plan. The LTIP provides for the issuance of ISOs, NQSOs, SARs and other stock-based awards to employees, officers and directors of the Company. Additionally, the Company has granted NQSOs to non-employee directors and consultants on an individual basis and not under a plan. A total of 725,453 options were exercisable at December 31, 1997.

Under the 1987 Plan, ISOs, NQSOs, and SARs to purchase a total of 2,650,000 shares were authorized for issuance, of which 942,058 options were outstanding and 440,237 options were exercisable at December 31, 1997. Due to the expiration of the 1987 Plan during 1997, there were no options available for grant at December 31, 1997. All options have been granted at the fair market value of the Company's common stock at the date of grant. The ISOs and NQSOs are generally exercisable beginning one to three years from the date of grant, after which options vest over a period not to exceed ten years from the date of grant and terminate ten years from the date of grant. No SARs have been granted under the 1987 Plan.

During 1994, the Company adopted the Director Plan, under which 300,000 shares were authorized for issuance. Under the Director Plan, the Company automatically grants NQSOs to purchase 40,000 shares of common stock, at the fair market value of the Company's common stock at the date of grant, to each eligible non-employee member of the Company's Board of Directors. These options vest over a four-year period and terminate five years from the date of grant. There were 55,000 options available for grant at December 31, 1997. A total of 237,500 options were outstanding, of which 127,500 options were exercisable at December 31, 1997.

During 1996, the Company adopted the LTIP, under which 3,000,000 shares were authorized for issuance, of which 1,700,650 options were available for grant, 1,299,350 options were outstanding and 57,804 were exercisable at December 31, 1997. All options have been granted at the fair market value or higher of the Company's common stock at the date of grant. The ISOs and NQSOs are generally exercisable beginning one year from the date of grant, after which options vest over a period not to exceed ten years from the date of grant and terminate up to ten years from the date of grant. No SARs or other stock-based awards have been granted under the LTIP.

The Company has granted NQSOs to purchase shares on an individual basis and not under a plan, on terms similar to the 1987 Plan. At December 31, 1997, 99,912 options were outstanding and exercisable.

Changes in all outstanding options are as follows:

                                       Price Range      Shares
---------------------------------------------------------------
Outstanding at December 31, 1994      .07  -   14.50  1,845,447
    Granted                         15.50  -   30.25    488,500
    Exercised                         .07  -   11.00    403,037
    Forfeited                         .47  -   23.50    197,071
---------------------------------------------------------------

Outstanding at December 31, 1995      .07  -   30.25  1,733,839
    Granted                         10.00  -   19.00  1,172,007
    Exercised                         .32  -   10.00    347,831
    Forfeited                         .47  -   30.25    451,137
---------------------------------------------------------------

Outstanding at December 31, 1996      .07  -   23.50  2,106,878
    Granted                          8.25  -   20.50  1,139,325
    Exercised                         .07  -   16.25    177,618
    Forfeited                        1.08  -   23.50    489,765

---------------------------------------------------------------

Outstanding at December 31, 1997      .07  -   23.50  2,578,820
---------------------------------------------------------------

In 1997, 1996 and 1995, the Company recognized income tax benefits of $333,000, $480,000 and $1,131,000, respectively, related to disqualifying dispositions of ISOs, NQSOs and Employee Stock Purchase Plan option exercises. These benefits were recorded as increases to additional paid-in capital.

Stock - Based Compensation

During 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed for pro forma disclosure purposes the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

                              Year Ended December 31,

------------------------------------------------------------------------------
                                 1997              1996              1995
------------------------------------------------------------------------------
Risk free interest rate               6.13%             6.17%             6.48%
Expected dividend yield                  0%                0%                0%
Expected lives (years)           4.2 - 5.8         4.2 - 5.8         4.2 - 5.8
Expected volatility                   72.9%             73.6%             73.6%

The total fair value of the options granted during the years ended December 31, 1997, 1996 and 1995 were computed as approximately $5,642,000, $7,580,000 and
$4,938,000 respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's reported pro forma net income (loss) and pro forma net income
(loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:


                      Year Ended  December 31,
----------------------------------------------
(in thousands)         1997     1996     1995
----------------------------------------------
Net income (loss):
    As reported       $3,145  $     -   $3,802
    Pro forma          1,024   (2,027)   2,817
Basic EPS:
    As reported          .39        -      .51
    Pro forma            .13     (.28)     .38
Diluted EPS:
    As reported          .36        -      .45
    Pro forma            .12     (.28)     .33


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

The following table summarizes information about fixed - price stock options outstanding at December 31, 1997:

                               Options Outstanding                         Options Exercisable
                   ------------------------------------------------  ----------------------------
                                Weighted-Average
     Actual          Number        Remaining                          Number
    Range of       Outstanding  Contractual Life  Weighted-Average  Exercisable  Weighted-Average
 Exercise Prices   at 12/31/97      In Years       Exercise Price   at 12/31/97   Exercise Price
-------------------------------------------------------------------------------------------------

$ .07 - $.07             40,362            .6            $  .07       40,362            $  .07
  .32 - .47              69,048           2.9               .42       69,048               .42
 1.08 - 1.08            104,085           4.5              1.08      104,085              1.08
 2.33 - 2.33             19,746           4.6              2.33       13,248              2.33
 4.00 - 4.00            173,562           5.7              4.00      138,717              4.00
 7.50 - 11.25         1,115,000           7.5              9.14      166,427             10.22
12.25 - 18.00           862,292           7.8             13.52      165,901             13.45
18.88 - 23.50           194,725           8.6             20.84       27,665             21.94
-------------------------------------------------------------------------------------------------
$ .07 - $23.50        2,578,820           7.2            $10.39      725,453            $ 7.26
-------------------------------------------------------------------------------------------------


Restricted Stock

During 1996, the Company issued 10,000 shares of restricted stock to an executive officer at no cost. The fair market value of the stock at the date of issuance was $12.375 per share and the Company recorded compensation expense of $123,750 related to the stock issuance.

Employee Stock Purchase Plan

During 1995, the Company established an employee discount stock purchase plan for eligible employees of the Company and designated subsidiaries and authorized 300,000 shares for issuance under this plan. Participants may use up to 10% of their compensation to purchase the Company's common stock at the end of each six-month plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 1997, there were 218,152 shares of stock reserved for issuance under this plan. The weighted average fair value of the purchase rights granted in 1997, 1996 and 1995 was $13.49, $14.42 and $18.49 respectively.

Treasury Stock

In November 1995, the Company's Board of Directors approved the repurchase of 527,879 shares of its common stock from Motorola, Inc. at a negotiated price of approximately $15.15 per share. The closing price of the Company's common stock on the date of the transaction was $15.50. After the transaction, Motorola, Inc. owned 731,047 shares of the Company's common stock. Motorola, Inc. subsequently sold these shares in the Company's follow-on public offering effective April 1, 1997. Additionally, on October 27, 1995, the Company's Board of Directors authorized a common stock repurchase program of up to 350,000 shares. The stock repurchase plan authorizes the Company to periodically purchase shares in the open market or through privately negotiated transactions to meet the requirements of its stock-based compensation plans. To date, no shares have been purchased under the plan.

Shareholder Protection Rights Agreement

On November 21, 1997, the Company entered into a Shareholder Protection Rights Agreement pursuant to which one preferred stock purchase right was distributed with respect to each outstanding share of the Company's common stock. When the rights first become exercisable, unless a person or group has acquired 15% or more of the Company's common stock, each right will entitle holders of a share of common stock to purchase one one-hundredth of a share of a new series of junior participating preferred stock of the Company at an exercise price initially equal to $75.00. Each such fractional share of preferred stock is equivalent in voting power to one share of the Company's common stock and would be paid dividends at least equal to the dividends paid on each share of common stock, if any. The rights initially will trade together with the Company's common stock and will not be exercisable unless certain triggering events occur. Until exercisable, the rights will not have a dilutive effect on earnings per share.

The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. The rights are not triggered by beneficial holders of 15% or more of the common stock at November 21, 1997, unless they subsequently increase their beneficial holdings. Following the acquisition by any person or group of 15% or more of the Company's common stock and control of the Company's Board of Directors, but prior to the acquisition by such person or group of 50% of the common stock, the Board of Directors may elect to exchange each outstanding right for one share of the Company's common stock. If a person or group acquires 15% or more of the Company's common stock, the rights may become exercisable for common stock of the Company having a market value of two times the right's exercise price. Under certain circumstances the Company is acquired in a merger or other business combination transaction and the rights have not been redeemed, each right not previously exercised will entitle its holder to purchase, at the right's then current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the right's exercise price.

The Company will be entitled to redeem the rights at one cent per right at any time prior to the close of business on the tenth business day following an announcement by the Company that a person or group has become the beneficial owner of 15% or more of the Company's common stock. The rights will expire on November 21, 2007 unless earlier exchanged or redeemed.

3. Income Taxes
The components of the income tax provision are as follows:


                  Year Ended December 31,
------------------------------------------
in thousands      1997     1996     1995
------------------------------------------

Current:
    Federal      $1,257  $ 621   $   1,792
    State           330    113         303
    Foreign           -     33           -
 -----------------------------------------
                  1,587    767       2,095
-------------------------------------------

Deferred:
    Federal         193   (663)        128
    State            39   (104)          7
    Foreign           -      -           -
------------------------------------------
                    232   (767)        135
------------------------------------------
                 $1,819  $   -   $   2,230
------------------------------------------


The Company's effective tax rate varies from the statutory federal income tax rate as a result of the following items:


                              Year Ended December 31,
                                              1997   1996   1995
----------------------------------------------------------------
Statutory federal income tax rate               34%    34%    34%
Losses from foreign operations                  (3)    25      1
State income taxes, net of federal benefit       4      3      3
R&D tax credits                                 (5)   (35)    (3)
FSC tax benefit                                  -     (2)     -
State tax credits                               (1)    (9)     -
Nondeductible goodwill                           2      -      -
Tax exempt interest income                      (2)   (19)    (2)
Other, net                                       8      3      4
----------------------------------------------------------------
  Effective tax rate                            37%     -%    37%
----------------------------------------------------------------

The sources of the difference between the financial reporting and income tax bases of the Company's assets and liabilities that give rise to the deferred income tax liabilities and assets and the tax effects of each are as follows:



                                                        At December 31,
-----------------------------------------------------------------------
in thousands                                            1997      1996
-----------------------------------------------------------------------

Deferred income tax liabilities:
    Capitalized software development costs            $   759   $   832
    Prepaid marketing expense                               -        55
    Other                                                 321        83
-----------------------------------------------------------------------
                                                        1,080       970
-----------------------------------------------------------------------

Deferred income tax assets:
    Software acquisition                               (1,081)   (1,115)
    Net losses from foreign subsidiaries                 (291)     (533)
    Deferred lease credits                               (256)     (302)
    Allowance for doubtful accounts receivable           (186)     (181)
    Deferred revenue                                     (166)        -
    Other                                                (286)     (126)
-----------------------------------------------------------------------
                                                       (2,266)   (2,257)
------------------------------------------------------------------------
Valuation allowance for deferred income tax assets        291       533
-----------------------------------------------------------------------
Net deferred income tax assets                        $  (895)  $  (754)
-----------------------------------------------------------------------



Net income (loss) from the Company's foreign subsidiaries was $596,000, $(258,000), and $(190,000) in 1997, 1996, and 1995, respectively. The income tax benefit related to losses since inception of $291,000 and $533,000 at December 31, 1997 and 1996, respectively, has been offset by a valuation allowance due to the uncertainty of realization.

4. Commitments and Contingencies

Operating Leases

The Company leases certain office space and equipment under noncancelable operating lease agreements, which expire at various dates through 2001. In 1997, 1996, and 1995, rent expense under these agreements totaled $2,358,000, $1,754,000, and $1,131,000, respectively.

For financial reporting purposes, rent expense and lease incentives related to the corporate headquarters office lease are being recognized on a straight-line basis over the term of the lease. The lease incentives and accrued lease costs resulted in deferred credits of $739,000 and $885,000 at December 31, 1997 and 1996, respectively, the majority of which are included in long-term liabilities in the accompanying balance sheets.

Future minimum payments due under all noncancelable operating lease agreements at December 31, 1997 are as follows:


Year Ending December 31
in thousands,
-----------------------
1998           $1,354
1999            1,317
2000              907
2001               41
2002                -
Thereafter          -
-----------------------
               $3,619
-----------------------


Employment Agreements

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


The Company has entered into change in control employment agreements with certain officers. An agreement becomes effective upon a change in control, as defined in the agreement, or termination of employment in conjunction with or in anticipation of, a change in control if such event occurs within the initial two- or three-year term of the agreement or any one-year renewal period. Once an agreement is effective, an officer is deemed to have either a two- or three-year employment period with the Company, depending upon the agreement. If, at any time during the employment period the officer is terminated by the Company without cause or resigns for good reason (i.e. relocation or change in job responsibilities), as such terms are defined in the agreements, or resigns during the 30-day period after the first anniversary of the effective date of the agreement, then the officer is entitled to receive a severance payment. The payment would be equal to the officer's base salary through the date of termination, a prorata bonus (as defined in the agreements); one or two times the officer's base salary and bonus, depending on the agreement; unpaid deferred compensation and vacation pay; a contingent payment based upon 1.2 times the difference between the fair market value of the securities issuable upon exercise of certain of the the officer's unvested stock options at the date of termination that otherwise would have vested within eighteen months or three years of the date of termination, depending on the agreement, or acceleration of those unvested options to a date not later than the date of termination; and certain continued employee benefits.

Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the amount of potential liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


5. Related Party Transactions

On January 2, 1997, the Company completed the acquisition of XcelleNet Integration Services, Inc. ("XIS", formerly Electronic Commerce, Inc.) for a total consideration comprising cash, future payments and stock of approximately $2,675,000. The transaction was accounted for as a purchase. The excess of the purchase price over the tangible assets acquired totaled $2,565,000 and is being amortized over 10 years. The operating results of XIS since the date of acquisition are included in the accompanying financial statements.

Prior to January 1997, Electronic Commerce, Inc. ("E-Comm") remarketed the Company's software to end-user customers and was partially owned by the brother of the Company's CEO. During 1995, the Company's CEO personally loaned E-Comm $200,000 that was outstanding at December 31, 1996, in the form of an unsecured note for working capital purposes. In conjunction with the acquisition of E-Comm by the Company, this loan was paid back in full.

During 1996 and 1995, E-Comm purchased software from the Company totaling $734,000 and $852,000, respectively, of which $734,000 and $664,000 were remarketed to end-user customers and the balance was used internally. All of these transactions were at the Company's standard terms and conditions. At December 31, 1996 and 1995, $107,000 and $243,000, respectively, were receivable from E-Comm and related to remarketing activities.

6.  Non-recurring Charges

During the third quarter of 1997, the Company recorded non-recurring charges of approximately $1,025,000 consisting of severance and facilities costs associated with the Company's organizational streamlining and tighter focus on its remote systems management strategy.

During the fourth quarter of 1996, the Company acquired all tangible and intangible WorldLink software rights from The NetPlex Group, Inc. under the terms of an asset purchase agreement for a total consideration of approximately $3,037,000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," and accordingly, the purchase price was allocated to goodwill as of the acquisition date. An amount equal to the purchase price was included in non-recurring charges on the Company's statement of operations due to uncertainties regarding its recoverability.

In addition during 1996, the Company recorded non-recurring charges of $459,000 primarily representing severance and hiring costs associated with certain key employees.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

          Information with respect to this item may be found in the sections captioned "Nominees for Director" appearing on pages 2 and 3 of the Company's Proxy Statement to be delivered to shareholders of the Company in connection with the Annual Meeting of Shareholders to be held April 28, 1998 (the "Company's Proxy Statement"), and "Section 16 (a) Beneficial Ownership Reporting Compliance" appearing on page 15 of the Proxy Statement. Such information is incorporated herein by reference. Certain information regarding the executive officers of the Company is included in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

          Information with respect to this item may be found in the sections captioned "Executive Compensation and Other Benefits" appearing on pages 7 through 11 of the Company's Proxy Statement, "Other Information About the Board and Its Committees" appearing on pages 3 and 4 of the Company's Proxy Statement, and "Compensation and Stock Option Committee Interlocks and Insider Participation" appearing on page 13 of the Company's Proxy Statement. Such information is incorporated herein by reference. In no event shall the information contained in the sections captioned "Compensation and Stock Option Committee Report on Executive Compensation" on pages 11 and 12 of the Company's Proxy Statement, or "Performance Graph" on page 14 of the Company's Proxy Statement be incorporated herein by reference.



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information with respect to this item may be found in the section captioned "Common Stock Ownership of Management and Certain Beneficial Owners" appearing on pages 5 and 6 of the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information with respect to this item may be found in the sections captioned "Certain Relationships and Related Transactions" appearing on page 15 of the Company's Proxy Statement and "Compensation and Stock Option Committee Interlocks and Insider Participation" appearing on page 13 of the Company's Proxy Statement. Such information is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
(a)1.   LISTING OF FINANCIAL STATEMENTS.

     The following financial statements of XcelleNet, Inc. are set forth herein in Part II,

Item 8:
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

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

Exhibit
Number   Exhibit Description
-------  -------------------
   3.01  Amended and Restated Articles of Incorporation of the Registrant.
   3.02  Amended and Restated Bylaws of the Registrant.
   4.01  Specimen Stock Certificate for the Common Stock of the Registrant (Incorporated herein by reference to Exhibit 4.01 to Registration Statement No. 33-76012).
   4.02  See Exhibits 3.01 and 3.02 for provisions of the Amended and Restated Articles of Incorporation
         and Amended and Restated Bylaws of the Registrant defining the rights of holders of the
         Common Stock of the Registrant.
   4.03  Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder
         Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to
         Registration Statement No. 33-76012).
   4.04  Shareholder Protection Rights Agreement effective November 21, 1997 (Incorporated herein by reference to the Company's Form 8-K filed November 24, 1997).
  10.01  Lease Agreement, First Amendment to Lease Agreement, Commencement Date Agreement,
         Second Amendment to Lease Agreement and Third Amendment to Lease Agreement between the Registrant and Concourse V Associates dated August 17, 1990, September 30, 1992, January
         27, 1993, August 10, 1993 and September 9, 1993, respectively (Incorporated herein by reference to Exhibit 10.01 to Registration Statement No. 33-76012).
 10.011  Fourth Amendment to Lease Agreement, Commencement Date Agreement and Acceptance of
         Premises and Fifth Amendment to the Lease Agreement between the Registrant and Concourse
         V Associates dated August 15, 1994, January 18, 1995 and March 2, 1995, respectively
         (Incorporated herein by reference to Exhibit 10.011 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1994).
 10.012  Sixth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated March 26, 1996 (Incorporated herein by reference to Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
 10.013  Seventh Amendment to the Lease Agreement between the Registrant and Concourse V
         Associates dated July 1, 1996 (Incorporated herein by reference to Exhibit 10.013 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.014  Eighth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated November 24, 1996 (Incorporated herein by reference to Exhibit 10.014 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
  10.02  Underlease between XcelleNet Limited and Grant Thornton Nominees dated December 15, 1995.
         (Incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1995).
  10.03  Q+E Database Library Distributor License Agreement between the Registrant and Q+E Software,
         Inc. effective as of July 1, 1993 (Incorporated herein by reference to Exhibit 10.03 to
         Registration Statement No. 33-76012).
  10.04  XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors (Incorporated herein by reference to Exhibit 10.04 to Registration Statement No. 33-76012).
 10.041  First Amendment to XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors adopted by the Board of Directors on March 24, 1995 (Incorporated herein by reference to Exhibit 10.041 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.05*  XcelleNet, Inc. 1987 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit
         10.05 to Registration Statement No. 33-76012).
10.051*  Tenth Amendment to XcelleNet, Inc. 1987 Stock Option Plan dated March 24, 1995
         (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1995).
 10.06*  Written description of XcelleNet, Inc. Key Employee Loan Program, as amended (the
         "Program") together with Form of Installment Note and Form of Pledge Agreement executed by participants in the Program.
 10.07*  Form of Agreement to License Software between the Registrant and Dennis M. Crumpler dated
         March 29, 1994 (Incorporated herein by reference to Exhibit 10.07 to Registration Statement No.
         33-76012).
  10.08  Form Non-Qualified Stock Option Agreement for individual options granted to directors of the
         Registrant in connection with their service as directors and not under any option plan of the
         Registrant (Incorporated herein by reference to Exhibit 10.08 to Registration Statement No. 33-76012).
  10.09  Form Non-Qualified Stock Option Agreement for individual options granted to directors of the
         Registrant in connection with their service as consultants to the Registrant and not under any option plan of the Registrant (Incorporated herein by reference to Exhibit 10.09 to Registration
         Statement No. 33-76012).
 10.10*  Form Indemnity Agreement (Incorporated herein by reference to Exhibit 10.10 to Registration
         Statement No. 33-76012).  In addition to the individuals identified in Schedule 1 to this Exhibit, the following have entered into a form Indemnity Agreement with the Registrant substantially identical to this exhibit:
         Geoffrey A. Moore
         Corey M. Smith
         David F. Held
         Jethro J. Felton III
         Scott L. Duma
  10.11  Form Employment Agreement (Incorporated herein by reference to Exhibit 10.11 to Registration
         Statement No. 33-76012).
  10.12  Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder
         Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to
         Registration Statement No. 33-76012).
 10.13*  Compensation Plan for W. Michael Parham January - June, 1997.
10.131*  Compensation Plan for W. Michael Parham July - December, 1997.
 10.14*  Compensation Plan for Jethro J. Felton, III July - December, 1997.
 10.15*  Written Description of XcelleNet, Inc. Performance Compensation Program.

  10.16  Investment Management Agreement between the Registrant and Wells Fargo Bank, N.A. dated
         October 25, 1994 (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994).
  10.17  Investment Management Agreement between the Registrant and Morgan Stanley & Co. Inc.
         dated October 24, 1994 (Incorporated herein by reference to Exhibit 10.17 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1994).
  10.18  Linguistic System Licensing Agreement between the Registrant and Proximity Technology, Inc.
         effective as of December 14, 1994 (Incorporated herein by reference to Exhibit 10.18 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1994).
  10.19  North American OEM Program License Agreement between the Registrant and Retix effective as of March 31, 1994 (Incorporated herein by reference to Exhibit 10.19 to the  Company's
         Annual Report on Form 10-K for the year ended December 31, 1994).
  10.20  The Registrant's Software License Agreement and Software License Agreement Schedule A
         (Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).
 10.201  The Registrant's Software and Services Agreement.
  10.21  XcelleNet, Inc. 1995 Employee Stock Purchase Plan dated March 24, 1995 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
  10.22  Basicscript Licensing Agreement between the Registrant and Summit Software Company effective as of February 27, 1996 (Incorporated herein by reference to Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
  10.23  Visiodbc Licensing Agreement between the Registrant and Visigenic Software, Inc. effective as of December 18, 1996 (Incorporated herein by reference to Exhibit 10.23 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1996).
 10.24*  XcelleNet, Inc. 1996 Long-Term-Incentive-Compensation-Plan adopted by the Board of
         Directors on October 16, 1996 (Incorporated herein by reference to Exhibit 10.24 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.25*  Form of Change in Control Employment Agreements between the Company and Messrs.  Dennis
         M. Crumpler, Corey M. Smith, Shereef W. Nawar, W. Michael Parham, David F. Held and
         Stefanus F. Coetzee (Incorporated herein by reference to Exhibit 10.25 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996).
  10.26* Restricted Stock Award Agreement effective September 17, 1996 between the Company and
         Corey M. Smith (Incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1997).
 10.261  OEM Software License Agreement Between the Registrant and McAfee Software, Inc. effective as of June 17, 1997 (Incorporated herein by reference to Exhibit 10.26 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  10.27  System Integration Remarketer Agreement Between the Registrant and Avalan Technology
         effective as of May 5, 1997 (Incorporated herein by reference to Exhibit 10.27 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
  10.28* Form of Change in Control Employment Agreements between the Company and Mr.  Jethro J.
         Felton and Ms.  Jeanne N. Bateman (Incorporated herein by reference to Exhibit 10.28 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
  10.29* Form of Change in Control Employment Agreement between the Company and Mr. Scott L. Duma.
  11.01  Statement re:  computation of per share earnings.
  21.01  Subsidiaries of the Registrant.
  23.01  Consent of Arthur Andersen LLP.
  27.01  Financial Data Schedule.
  27.02  Restated Financial Data Schedule for the quarter ended March 31, 1997.
  27.03  Restated Financial Data Schedule for the quarter ended September 30, 1997.

(10).  Indicates executive officer compensation plans and arrangements.

(b)3. REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1997. Form 8-K dated November 21, 1997:
     Reporting under Item 5 that the Company entered into a shareholder protection rights agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XCELLENET, INC.

                           By: /s/ Dennis M. Crumpler
                               __________________________
                               Dennis M. Crumpler
                               Chairman of the Board and Chief Executive Officer

                           Date:   March 30, 1998
                                ------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.


     SIGNATURE                        TITLE                                       DATE
     ---------                        -----                                       ----

 /s/ Dennis M. Crumpler            Chairman of the Board and                     March 30, 1998
-------------------------------    Chief Executive Officer
   Dennis M. Crumpler              (Principal Executive Officer)

    /s/ David F. Held              Chief Financial Officer and                   March 30, 1998
-------------------------------    Assistant Secretary (Principal
      David  F. Held               Financial and Accounting Officer)

   /s/ Shereef W. Nawar            Chief Technical Officer and                   March 30, 1998
-------------------------------    Director
     Shereef W. Nawar

   /s/ Corey M. Smith              President and Director                        March 30, 1998
-------------------------------
      Corey M. Smith

  /s/ Stephen P. Bradley           Director                                      March 30, 1998
-------------------------------
    Stephen P. Bradley

    /s/ Donald L. House            Director                                      March 30, 1998
-------------------------------
      Donald L. House

   /s/ Richard C. Marcus           Director                                      March 26, 1998
-------------------------------
     Richard C. Marcus

   /s/ Geoffrey A. Moore           Director                                      March 30, 1998
-------------------------------
      Geoffrey A. Moore

    /s/ Richard L. Nolan           Director                                      March 30, 1998
-------------------------------
      Richard L. Nolan

    /s/ Jeffrey P. Parker          Director                                      March 30, 1998
-------------------------------
      Jeffrey P. Parker

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    EXHIBITS
                                       TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K

-------------------------------------------------------------------------------

                                XCELLENET, INC.
             (Exact name of registrant as specified in its charter)


===============================================================================

Exhibit
Number   Exhibit Description
-------  -------------------
   3.01    Amended and Restated Articles of Incorporation of the Registrant.
   3.02    Amended and Restated Bylaws of the Registrant.
   4.01*   Specimen Stock Certificate for the Common Stock of the Registrant (Incorporated herein by reference to Exhibit 4.01 to Registration Statement No. 33-76012).
   4.02    See Exhibits 3.01 and 3.02 for provisions of the Amended and Restated Articles of Incorporation
           and Amended and Restated Bylaws of the Registrant defining the rights of holders of the
           Common Stock of the Registrant.
  4.03*    Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder
           Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to
           Registration Statement No. 33-76012).
  4.04*    Shareholder Protection Rights Agreement effective November 21, 1997 (Incorporated herein by reference to the Company's Form 8-K filed November 24, 1997).
 10.01*    Lease Agreement, First Amendment to Lease Agreement, Commencement Date Agreement,
           Second Amendment to Lease Agreement and Third Amendment to Lease Agreement between the Registrant and Concourse V Associates dated August 17, 1990, September 30, 1992, January
           27, 1993, August 10, 1993 and September 9, 1993, respectively (Incorporated herein by reference to Exhibit 10.01 to Registration Statement No. 33-76012).
10.011*    Fourth Amendment to Lease Agreement, Commencement Date Agreement and Acceptance of
           Premises and Fifth Amendment to the Lease Agreement between the Registrant and Concourse
           V Associates dated August 15, 1994, January 18, 1995 and March 2, 1995, respectively
           (Incorporated herein by reference to Exhibit 10.011 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994).
10.012*    Sixth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated March 26, 1996 (Incorporated herein by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
10.013*    Seventh Amendment to the Lease Agreement between the Registrant and Concourse V
           Associates dated July 1, 1996 (Incorporated herein by reference to Exhibit 10.013 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.014*    Eighth Amendment to the Lease Agreement between the Registrant and Concourse V Associates dated November 24, 1996 (Incorporated herein by reference to Exhibit 10.014 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
 10.02*    Underlease between XcelleNet Limited and Grant Thornton Nominees dated December 15, 1995.
           (Incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-
           K for the year ended December 31, 1995).
 10.03*    Q+E Database Library Distributor License Agreement between the Registrant and Q+E Software,
           Inc. effective as of July 1, 1993 (Incorporated herein by reference to Exhibit 10.03 to
           Registration Statement No. 33-76012).
 10.04*    XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors (Incorporated herein by reference to Exhibit 10.04 to Registration Statement No. 33-76012).
10.041*    First Amendment to XcelleNet, Inc. 1994 Stock Option Plan for Outside Directors adopted by the Board of Directors on March 24, 1995 (Incorporated herein by reference to Exhibit 10.041 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.05*    XcelleNet, Inc. 1987 Stock Option Plan, as amended (Incorporated herein by reference to Exhibit
           10.05 to Registration Statement No. 33-76012).
10.051*    Tenth Amendment to XcelleNet, Inc. 1987 Stock Option Plan dated March 24, 1995
           (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1995).

  10.06    Written description of XcelleNet, Inc. Key Employee Loan Program, as amended (the
           "Program") together with Form of Installment Note and Form of Pledge Agreement executed by participants in the Program.
 10.07*    Form of Agreement to License Software between the Registrant and Dennis M. Crumpler dated
           March 29, 1994 (Incorporated herein by reference to Exhibit 10.07 to Registration Statement No.
           33-76012).
 10.08*    Form Non-Qualified Stock Option Agreement for individual options granted to directors of the
           Registrant in connection with their service as directors and not under any option plan of the
           Registrant (Incorporated herein by reference to Exhibit 10.08 to Registration Statement No. 33-76012).
 10.09*    Form Non-Qualified Stock Option Agreement for individual options granted to directors of the
           Registrant in connection with their service as consultants to the Registrant and not under any option plan of the Registrant (Incorporated herein by reference to Exhibit 10.09 to Registration
           Statement No. 33-76012).
 10.10*    Form Indemnity Agreement (Incorporated herein by reference to Exhibit 10.10 to Registration
           Statement No. 33-76012).  In addition to the individuals identified in Schedule 1 to this Exhibit, the following have entered into a form Indemnity Agreement with the Registrant substantially identical to this exhibit:
           Geoffrey A. Moore
           Corey M. Smith
           David F. Held
           Jethro J. Felton III
           Scott L. Duma
 10.11*    Form Employment Agreement (Incorporated herein by reference to Exhibit 10.11 to Registration
           Statement No. 33-76012).
 10.12*    Shareholder Agreement dated June 22, 1990 as amended by the Amendment to Shareholder
           Agreement dated February 11, 1994 (the "Amendment") among the Registrant and the persons listed on Exhibit A to the Amendment (Incorporated herein by reference to Exhibit 10.12 to
           Registration Statement No. 33-76012).
  10.13    Compensation Plan for W. Michael Parham January - June, 1997.
 10.131    Compensation Plan for W. Michael Parham July - December, 1997.
  10.14    Compensation Plan for Jethro J. Felton, III July - December, 1997.
  10.15    Written Description of XcelleNet, Inc. Performance Compensation Program
 10.16*    Investment Management Agreement between the Registrant and Wells Fargo Bank, N.A. dated
           October 25, 1994 (Incorporated herein by reference to Exhibit 10.16 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1994).
 10.17*    Investment Management Agreement between the Registrant and Morgan Stanley & Co. Inc.
           dated October 24, 1994 (Incorporated herein by reference to Exhibit 10.17 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1994).
 10.18*    Linguistic System Licensing Agreement between the Registrant and Proximity Technology, Inc.
           effective as of December 14, 1994 (Incorporated herein by reference to Exhibit 10.18 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.19*    North American OEM Program License Agreement between the Registrant and Retix effective as of March 31, 1994 (Incorporated herein by reference to Exhibit 10.19 to the  Company's
           Annual Report on Form 10-K for the year ended December 31, 1994).
 10.20*    The Registrant's Software License Agreement and Software License Agreement Schedule A
           (Incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-
           K for the year ended December 31, 1994).
 10.201    The Registrant's Software and Services Agreement.
 10.21*    XcelleNet, Inc. 1995 Employee Stock Purchase Plan dated March 24, 1995 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

 10.22*    Basicscript Licensing Agreement between the Registrant and Summit Software Company effective as of February 27, 1996 (Incorporated herein by reference to Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
 10.23*    Visiodbc Licensing Agreement between the Registrant and Visigenic Software, Inc. effective as of December 18, 1996 (Incorporated herein by reference to Exhibit 10.23 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1996).
 10.24*    XcelleNet, Inc. 1996 Long-Term-Incentive-Compensation-Plan adopted by the Board of
           Directors on October 16, 1996 (Incorporated herein by reference to Exhibit 10.24 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1996).
 10.25*    Form of Change in Control Employment Agreements between the Company and Messrs.  Dennis
           M. Crumpler, Corey M. Smith, Shereef W. Nawar, W. Michael Parham, David F. Held and
           Stefanus F. Coetzee (Incorporated herein by reference to Exhibit 10.25 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996).
 10.26*    Restricted Stock Award Agreement effective September 17, 1996 between the Company and
           Corey M. Smith (Incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1997).
10.261*    OEM  Software License Agreement Between the Registrant and McAfee Software, Inc. effective as of June 17, 1997 (Incorporated herein by reference to Exhibit 10.26 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
 10.27*    System Integration Remarketer Agreement Between the Registrant and Avalan Technology
           effective as of May 5, 1997 (Incorporated herein by reference to Exhibit 10.27 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
 10.28*    Form of Change in Control Employment Agreements between the Company and Mr.  Jethro J.
           Felton and Ms. Jeanne N. Bateman (Incorporated herein by reference to Exhibit 10.28 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
  10.29    Form of Change in Control Employment Agreement between the Company and Mr. Scott L. Duma.
  11.01    Statement re:  computation of per share earnings.
  21.01    Subsidiaries of the Registrant.
  23.01    Consent of Arthur Andersen LLP.
  27.01    Financial Data Schedule.
  27.02    Restated Financial Data Schedule for the quarter ended March 31,
           1997.
  27.03    Restated Financial Data Schedule for the quarter ended September 30,
           1997.



    . Indicates exhibit was previously filed and is incorporated by reference herein.