Form 10-Q
period 1998-03-31
XCELLENET INC /GA/
filed 1998-05-06
CIK 919746

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

Common Stock, $.01 par value: 8,381,193 shares as of April 16, 1998

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS DOCUMENT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS AND OUTCOMES COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DESCRIBED HEREIN AND THOSE SET FORTH IN THE RISKS FACTORS DESCRIBED IN ITEM 1 OF THE COMPANY'S ANNUAL REPORT ON FORM10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1998.



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


XcelleNet, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(in thousands, except per share data)
                                                                         Three Months Ended
                                                                              March 31,
                                                                         1998        1997
-------------------------------------------------------------------------------------------
Revenues
 Software license fees                                                  $ 8,175    $ 8,871
 Software upgrade fees and services                                       6,038      4,479
-------------------------------------------------------------------------------------------
                                                                         14,213     13,350
-------------------------------------------------------------------------------------------
Costs and expenses
 Costs of software license fees                                             731        570
 Costs of software upgrade fees and services                              2,109      1,688
 Sales and marketing                                                      5,976      5,407
 Product development                                                      2,206      2,041
 General and administrative                                               1,596      1,867
-------------------------------------------------------------------------------------------
                                                                         12,618     11,573
-------------------------------------------------------------------------------------------
Operating income                                                          1,595      1,777
Other income, net                                                           328         90
-------------------------------------------------------------------------------------------
Income before income taxes                                                1,923      1,867
Provision for income taxes                                                  663        738
-------------------------------------------------------------------------------------------
Net income                                                              $ 1,260    $ 1,129
-------------------------------------------------------------------------------------------

Net income per share - basic                                            $  0.15    $  0.15
Net income per share - diluted                                          $  0.14    $  0.14

Weighted average shares outstanding - basic                               8,341      7,468
Weighted average shares outstanding - diluted                             9,303      8,352

The accompanying notes are an integral part of these consolidated statements.


XcelleNet, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands)
                                                                                         Unaudited
                                                                                          March 31, December 31,
  -------------------------------------------------------------------------------------------------------------
                                                                                            1998        1997
  -------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                                 $16,678    $ 8,478
  Short-term investments                                                                     16,786     20,811
  Trade receivables, net of allowance for doubtful accounts of $552 and $552                 12,533     14,395
  Prepaid expenses and other current assets                                                   1,959      1,535
  Income tax receivable                                                                         227         -
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                                    48,183     45,219
  -------------------------------------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                                        4,553      4,733
Capitalized software development costs, net of accumulated
  amortization of $3,073 and $2,785                                                           1,694      1,982
Intangible assets, net of accumulated amortization of  $445 and $349                          2,319      2,415
Deferred income tax assets                                                                      895        895
Other noncurrent assets                                                                         337        339
---------------------------------------------------------------------------------------------------------------
                                                                                            $57,981    $55,583
  -------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities                                                                         $ 8,521    $ 8,153
Long-term liabilities                                                                         1,094      1,172
Shareholders' equity                                                                         48,366     46,258
---------------------------------------------------------------------------------------------------------------
                                                                                            $57,981    $55,583
---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated condensed balance sheets.

XCELLENET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
-----------------------------------------------------------------------------------------------------
                                                                                     1998      1997
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $  1,260   $ 1,129
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                    1,069     1,038
    Change in assets and liabilities, net of acquisition
      Decrease (increase) in trade receivables                                       1,862    (1,510)
      Increase in prepaid expenses and other current assets                           (424)     (279)
      (Increase) decrease in income tax receivable                                    (227)    1,099
      Increase in deferred revenue                                                   1,091       511
      (Decrease) increase in current liabilities                                      (521)      221
      Decrease in long-term liabilities                                                (78)      (34)
-----------------------------------------------------------------------------------------------------
        Total adjustments                                                            2,772     1,046
-----------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                    4,032     2,175
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in short-term investments                                      4,025      (790)
  Purchases of furniture, fixtures, and equipment                                     (504)     (842)
  Additions to capitalized software development costs                                   -       (734)
  Purchase of XIS, net of cash acquired                                                 -       (719)
  Other                                                                                 (9)      (72)
-----------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                          3,512    (3,157)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of related costs                         550        52
  Income tax benefits related to exercise of stock options                             303       100
  Repayment of XIS note payable                                                       (200)       -
  Repayment of XIS assumed liabilities                                                  -       (388)
  Other                                                                                  3        34
-----------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                            656      (202)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 8,200    (1,184)
Cash and cash equivalents, beginning of period                                       8,478    10,587
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 16,678   $ 9,403
-----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                                   $      8   $     1
  Income taxes paid                                                               $    824   $    39

The accompanying notes are an integral part of these consolidated statements.

XCELLENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED


1. In the Company's opinion, the accompanying consolidated interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the Company's consolidated results of operations, condensed financial position and cash flows for the periods indicated. The results of operations for interim periods are not necessarily indicative of results expected for the entire year. The interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Certain prior year amounts have been re-classified to conform to the current year presentations.

2. Basic net income per share is computed based on net income and the weighted average number of common shares outstanding. Diluted net income per share reflects the assumed issuance of common shares under stock option plans. The computation of diluted net income per share does not assume exercise of securities that would have an anti-dilutive effect on net income per share. The shares assumed issued related to stock options were 962,000 and 884,000 for the three months ended March 31, 1998 and 1997, respectively.

3. The Company expenses the production costs of advertising at the time incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of advertisements in business, financial, and software magazines and newspapers. The cost of each advertisement is amortized over the four-month period following the issuance of the publication in which it appears. Advertising expenditures totaled $434,000 and $447,000 in the three months ended March 31, 1998 and 1997, respectively. Advertising expense was $434,000 and $538,000 for the three months ended March 31, 1998 and 1997, respectively. Unamortized advertising costs included in prepaid expenses were $0 at March 31, 1998 and 1997.

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

5. Effective for periods beginning after December 15, 1997, the American Institute of Certified Public Accountants has issued Statement of Position 97-2,
"Software Revenue Recognition," ("SOP 97-2").    SOP 97-2 sets new guidelines
for the recognition of software revenue. The Company adopted SOP 97-2 effective in the first quarter of 1998. The adoption of the standards in SOP 97-2 did not have a significant impact on the Company's consolidated financial statements.

6. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 effective in the first quarter of 1998. The table below presents the consolidated statements of comprehensive income for the three months ended March 31, 1998 and 1997.

                                                                    THREE MONTHS ENDED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED              MARCH 31,
----------------------------------------------------------------------------------------
(in thousands)                                                       1998        1997
----------------------------------------------------------------------------------------
NET INCOME                                                          $ 1,260    $ 1,129
                                                                    --------------------
OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustments, net                       (8)       (61)

     Unrealized gains on securities, net                                  3         33

                                                                    --------------------
OTHER COMPREHENSIVE INCOME (LOSS)                                        (5)       (28)
                                                                    --------------------
COMPREHENSIVE INCOME                                                $ 1,255    $ 1,101
                                                                    ====================

7. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires companies to determine reporting segments based on the manner in which management makes decisions about allocating resources to segments and measuring their performance. Disclosures for each segment are similar to those required under current standards, with the addition of certain quarterly disclosure requirements. SFAS 131 also requires entity-wide disclosure about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its significant customers. SFAS 131 does not require segment reporting in interim financial statements in the initial year of application.

8. On April 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Sterling Commerce, Inc., a Delaware corporation ("Sterling"), Sterling Commerce (Southern), Inc., a Delaware corporation and wholly owned subsidiary of Sterling ("Sub"), and the Company providing for the acquisition of the Company by Sterling. Pursuant to the Merger Agreement, following the satisfaction of the conditions contained therein, the Company will be merged with and into Sub, with the Sub to continue as the surviving corporation wholly owned by Sterling (the "Merger").

In the Merger, each share of the Company's common stock, par value $ .01 per share (the "XcelleNet Common Stock"), issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive
(i) a cash payment in an amount equal to $8.80 (the "Cash Payment") and (ii)
0.2885 of a share of Sterling's common stock, par value of $.01 per share ("Sterling Common Stock"); with the ratio of cash and shares to be adjusted, if necessary, as provided in Section 2.1 of the Merger Agreement. There were 8,381,193 shares of XcelleNet Common Stock outstanding on April 16, 1998.

The Merger Agreement contains customary representations and warranties of the parties, which will not survive the effectiveness of the Merger. In addition, pursuant to the Merger Agreement, the Company has agreed to operate its business in the ordinary course pending consummation of the Merger, and the Company has agreed not to solicit negotiations or agreements relating to a competing business combination transaction. The Merger is conditioned upon, among other things, (i) the approval of the holders of at least a majority of the outstanding shares of Xcellenet Common Stock, (ii) the termination or expiration of the waiting period pursuant to the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the receipt of opinions of counsel by each of XcelleNet and Sterling to the effect that the Merger will be treated for federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that no gain or loss will be recognized by the shareholders of XcelleNet upon their exchange of shares for the Merger Consideration under Section 354 of the Code (except to the extent that such shareholders receive cash for their shares). Subject to the payment of certain termination fees, both XcelleNet and Sterling may terminate the Merger Agreement in certain specified circumstances. Either party may terminate the Merger Agreement if the Merger is not consummated on or prior to October 31, 1998.

In connection with the Merger Agreement, Dennis M. Crumpler (the Chairman and Chief Executive Officer of XcelleNet), Maleah Crumpler and The Crumpler Investment Limited Partnership (together, the "Crumpler Shareholders") entered into a Shareholder Agreement, dated as of April 16, 1998 (the "Shareholder Agreement") with Sterling. Pursuant to the Shareholder Agreement, the Crumpler Shareholders (who owned collectively 16.6% of the outstanding XcelleNet Common Stock as of the date of the Merger Agreement) have agreed to vote, and have granted an irrevocable proxy with respect to, their shares of XcelleNet Common Stock in favor of approval of the Merger and the adoption of the Merger Agreement and all transactions contemplated thereby, at a special meeting of XcelleNet's shareholders. The Crumpler Shareholders also agreed, except pursuant to the Merger Agreement, not to dispose of any shares of XcelleNet Common Stock or to enter into any contract or arrangement to dispose of any shares of XcelleNet Common Stock, and, except pursuant to the Shareholder Agreement, not to grant any proxy or power of attorney with respect thereto with respect to such shares.

  The Crumpler Shareholders also agreed to certain restrictions on their transfer of shares of Sterling Common Stock received in the Merger. The Shareholder Agreement will automatically terminate upon the earlier of (i) the termination of the Merger Agreement pursuant to the terms thereof or (ii) the effective time of the Merger (except for the provisions relating to the representations and warranties of, and post-Merger share transfer restrictions on the Crumpler Shareholders, which provisions shall survive the effective time of the Merger).

  Prior to the execution and delivery of the Merger Agreement and the Shareholder Agreement, the Company amended its Shareholder Protection Rights Agreement, dated November 21, 1997 ("Amendment No. 1 to Rights Agreement"), such that the execution and delivery of, and the consummation of the transactions contemplated by, the Merger Agreement and the ancillary agreements thereto including, without limitation, the Shareholder Agreement, would not (i) result in Sterling or Sub or any of their respective Affiliates or Associates being an Acquiring Person, a Beneficial Owner or a Flip-Over Entity, (ii) result in the occurrence of a Flip-In Date, a Stock Acquisition Date, a Separation Time, a Flip-Over Transaction or Event, or (iii) in any other way effect any change or modification of the terms of the Rights or the rights of the holders thereof, including, without limitation, the Rights becoming exercisable. In addition, pursuant to the terms of Amendment No. 1 to Rights Agreement, the Expiration Time for the Rights will occur immediately prior to the effective time of the Merger. For purposes hereof, the terms "Acquiring Person," "Affiliate," "Associate," "Beneficial Owner," "Expiration Time," "Flip-In Date," "Separation Time," "Stock Acquisition Date," "Flip-Over Entity," "Flip-Over Transaction or Event," and "Rights" shall have the respective meanings ascribed thereto in the Shareholder Protection Rights Agreement.

  The Merger Agreement, the Shareholder Agreement and Amendment No. 1 to Rights Agreement are attached as Exhibits 2.1, 99.1 and 4.1, respectively, to the Company's Current Report on Form 8-K dated April 16, 1998, and are incorporated herein by reference. The foregoing descriptions of such documents are qualified in their entirety by reference to those documents filed hereto as exhibits.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 6% to $14,213,000 in the three months ended March 31, 1998 as compared to the same period in 1997. The increase in total revenues was due to an increase in software upgrade fees and services offset by a decrease in software license fees. Software license fees decreased 8% to $8,175,000 in the first quarter of 1998, compared with $8,871,000 in the first quarter of 1997, due to a number of factors, the primary of which involved a delay in the expansion of the Company's direct sales force until late in the first quarter of 1998. Software license fees from RemoteWare for NT products accounted for 83% of total software license fees in the first quarter of 1998, compared with 59% in the first quarter of 1997. While the Company intends to continue to offer and support its RemoteWare for OS/2 products, the Company anticipates that sales of RemoteWare for NT will continue to constitute an increasing proportion of total software license fees. Software license fees as a percentage of total revenues were 58% in the first quarter, compared with 66% in the first quarter of 1997. The decrease in the software license fees as a percentage of total revenues reflects the Company's larger installed base and the high participation rate of RemoteWare customers in the Company's software upgrade and maintenance programs.

Software license fees from new customers decreased 54% to $2,047,000 in the first quarter, compared with $4,493,000 in the first quarter of 1997. Software license fees from new customers as a percentage of total license fees decreased to 25% from 51% for the three months ended March 31, 1998 as compared to the same period in 1997. The Company added 65 new customers in the first quarter, compared with 84 in the first quarter of 1997. The average initial RemoteWare purchase for new customers was $31,000 in the first quarter, compared with $53,000 in the same period in 1997. The first quarter 1997 software license fees from new customers and the average deal size were impacted by one license transaction over $1,000,000, which accounted for 23% of new customer license fees.

Software license fees from existing customers increased 40% to $6,128,000 in the first quarter, compared with $4,378,000 in the first quarter of 1997, primarily due to add-on purchases of the RemoteWare Managed Client, the Company's larger installed base, and one license transaction over $500,000. The RemoteWare Managed Client, released in December 1997, enhances the systems management capabilities of RemoteWare for NT and includes Software Manager, Inventory Manager, Backup Manager and AntiVirus Manager. Software license fees from existing customers increased as a percentage of total license fees to 75% from 49% in the three months ended March 31, 1998 as compared to the same period during 1997.

Software license fees generated by Solution Providers decreased to 26% of total software license fees from 27% in the three months ended March 31, 1998, as compared to the prior year period. During 1997, the Company took steps to leverage its direct sales model by signing OEM agreements with two companies that private label RemoteWare. These agreements have not yet resulted in significant revenue.

Software upgrade fees and services increased 35% to $6,038,000 in the three months ended March 31, 1998 as compared to the same period in 1997. The software upgrade fee component increased 32% to $4,492,000 in the three months ended March 31, 1998, as compared to the same period in 1997. The growth in software upgrade fees and services revenues is primarily due to the Company's growing customer base and their significant rate of participation in the maintenance program. Because a significant portion of the Company's installed base is composed of customers using RemoteWare for OS/2 products, the software maintenance revenue that may be received from those customers in the future will depend in large part on the Company's ability to introduce updates to, or migration paths for, its OS/2 products that encourage these customers to continue their participation in the Company's maintenance program. There can be no assurance that such services revenues will not decline in the future.

Software upgrade fees and services revenues also include field engineering and systems integration services that focus on select RemoteWare customer implementations and that facilitate Solution Provider development, certification and quality assurance and training. Services revenues increased 42% to $1,546,000 in the three months ended

March 31, 1998 as compared to the same period in 1997 primarily related to the growth of XcelleNet Integration Services, Inc. ("XIS") subsidiary acquired in 1997.

COSTS OF LICENSE FEES. Costs of license fees increased 28% to $731,000 in the three months ended March 31, 1998 as compared to the same period in 1997. Costs of license fees increased as a percentage of software license fees revenues to 9% from 6% in the three months ended March 31, 1998 as compared to the prior year period. The increase in costs of license fees is due primarily to the increased royalties owed to third parties for the bundling of their technologies with the RemoteWare for NT products.

COSTS OF SOFTWARE UPGRADE FEES AND SERVICES. Costs of upgrade fees and services increased 25% to $2,109,000 in the three months ended March 31, 1998 as compared to the same period in 1997. Costs of upgrade fees and services decreased as a percentage of software upgrade fees and services revenues to 35% from 38% in the three months ended March 31, 1998. The increase in absolute dollar expense was primarily due to growth in the XIS service business.

SALES AND MARKETING. Sales and marketing expenses increased 11% to $5,976,000 in the three months ended March 31, 1998 as compared to the same period in 1997. Sales and marketing expenses increased as a percentage of revenues to 42% from 41% in the three months ended March 31, 1998 as compared to the prior year period. The increase in absolute dollar expense was primarily due to personnel costs, including salary, recruitment and training expense, related to the hiring of several additional direct sales personnel late in the first quarter of 1998.

PRODUCT DEVELOPMENT. The following table summarizes product development expenditures:

                                                               Three Months Ended
                                                                    March 31,
(in thousands)                                                 1998            1997
--------------------------------------------------------------------------------------
  Product development expenditures                           $ 2,206           $ 2,775
  Less:  capitalized software development costs                    -              (734)
--------------------------------------------------------------------------------------
  Net product development expenses                           $ 2,206           $ 2,041
======================================================================================

As a percentage of revenues:
  Product development expenditures                               16%               21%
  Less:  capitalized software development costs                   -                (6)
--------------------------------------------------------------------------------------
  Net product development expenses                               16%               15%
======================================================================================
Capitalized product development rate                              -                26%
======================================================================================

Product development expenditures (expenses plus capitalized software development costs) decreased 21% to $2,206,000 in the three months ended March 31, 1998 as compared to the same period in 1997, primarily due to the substantial completion of RemoteWare for NT development efforts with the release of RemoteWare for NT
3.2 in May 1997. Capitalized software development costs were $0 in the first quarter of 1998 and $734,000 in the same prior year period. Net product development expenses (product development expenditures less capitalized software) increased 8% to $2,206,000 for the three months ended March 31, 1998 as compared to the same period in 1997, primarily due to the absence of capitalized software. Net product development expenses as a percentage of revenues increased to 16% from 15% for the three months ended March 31, 1998 as compared to the prior year period.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 15% to $1,596,000 for the three months ended March 31, 1998 as compared to the same period in 1997. General and administrative expenses decreased as a percentage of revenues to 11% from 14% for the three months ended March 31, 1998 as compared to the prior year period. The decrease in absolute dollar expense was primarily due to increased efficiencies and an increase in the allowance for doubtful accounts in the first quarter of 1997.

OTHER INCOME, NET. Other income increased 264% to $328,000 in the three months ended March 31, 1998 as compared to the same period in 1997, primarily due to higher cash balances resulting from the completion of the follow-on public offering in March 1997 and cash generated from operations.

OTHER MATTERS

On April 16, 1998, the Company entered into an Agreement and Plan of Merger by and among Sterling Commerce, Inc., a Delaware corporation, Sterling Commerce (Southern), Inc., a Delaware corporation and wholly owned subsidiary of Sterling, and the Company providing for the acquisition of the Company by Sterling. (See Note 8 to Consolidated Interim Financial Statements; Exhibits 2.1, 4.1 and 99.1; and the Current Report on Form 8-K dated April 16, 1998 filed by the Company).

The Year 2000 issue remains pervasive and presents both technical and business risks that may affect much of the Company's business and industry. The Year 2000 issue refers to the various problems that may result from improper processing of dates and date-sensitive functions by computers and other equipment before, during or after January 1, 2000 ("Millennium Date") with respect to the change in century. The Company has already begun to address this problem by examining the code in its products, communicating with vendors regarding their handling of the issue and notifying customers of its preliminary findings on the issue through Product Notes and otherwise. The Company expects the Year 2000 issue to be an ongoing risk through and beyond the Millennium Date that may require a significant investment of time and resources to correct. The Company is unable to speculate as to the magnitude of the costs that may be incurred at this time to eliminate the risk and can offer no guarantee that such efforts will be successful given the breadth of this worldwide issue. Failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

Since 1994 the Company has financed its operations primarily through the public sale of its common stock (in its initial public offering in 1994 and its follow-on public offering in 1997) and cash generated from operations. At March 31, 1998, the Company had $33.5 million in cash, cash equivalents and short-term investments, $39.7 million in working capital and no long-term debt.

During the first three months of 1998, the Company generated $4,032,000 of cash from operating activities, primarily from net income, depreciation and amortization, a decrease in accounts receivable and an increase in deferred revenue. Net cash provided by investing activities was $3,512,000, primarily due to an increase in short-term investments partially offset by fixed asset
additions.   Net cash provided by financing activities was $656,000 primarily due to proceeds from, and income tax benefits associated with, the exercise of stock options partially offset by the repayment of the XIS note payable.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

The Company's principal commitments consist primarily of leases on its headquarters facilities.

The Company believes cash flows from operations and existing cash and investments will be sufficient to meet its cash requirements over at least the next two years. On April 16, 1998, the Company entered into an Agreement and Plan of Merger by and among Sterling Commerce, Inc., a Delaware corporation, Sterling Commerce (Southern), Inc., a Delaware corporation and wholly owned subsidiary of Sterling, and the Company providing for the acquisition of the Company by Sterling. (See Note 8 to Consolidated Interim Financial Statements).

                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     Information with respect to this item may be found under Item 5 of XcelleNet, Inc.'s Current Report on Form 8-K dated April 16, 1998 (date of earliest event reported). Such information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
  (a) Exhibits


            2.1 Agreement and Plan of Merger by and among Sterling Commerce, Inc., Sterling Commerce (Southern), Inc., and XcelleNet, Inc. dated April 16, 1998 (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated April 16, 1998). (The copy of the Agreement and Plan of Merger attached as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated April 16, 1998 does not include schedules. The registrant agrees to furnish supplementally a copy of any such schedule to the Securities and Exchange Commission upon request.)

            4.1 Amendment No. 1, dated April 16, 1998 to Shareholder Protection Rights Agreement between XcelleNet, Inc. and SunTrust Bank, Atlanta, as Rights Agent, dated November 21, 1997 (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated April 16,
                    1998).

            10.1 Amendment 1 to the "VIRUSSCAN" and "EQUIP" OEM Software License Agreement dated June 17, 1997 between XcelleNet Inc. and McAfee Software, Inc., portions of which are the subject of a request for confidential treatment.

            11.01   Statement re: computation of net income per share
            27.01   Financial Data Schedule
            99.1 Shareholder Agreement dated as of April 16, 1998, by and among Sterling Commerce, Inc., Dennis M. Crumpler, Maleah Crumpler and The Crumpler Investment Limited Partnership (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K dated April 16,
                    1998).


  (b) Reports on Form 8-K
           The registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           XcelleNet, Inc.
                                            (Registrant)


Date:  May 6, 1998                      By:   /s/ DAVID F. HELD
                                              -------------------------
                                        David F. Held
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Authorized Officer)

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

                                   Form 10-Q

                             FOR THE QUARTER ENDED
                                 March 31, 1998


                              ____________________



                                XCELLENET, INC.
             (Exact name of registrant as specified in its charter)

================================================================================

Exhibit
Number                                           Exhibit Description
------                                           -------------------

2.1         Agreement and Plan of Merger by and among Sterling Commerce, Inc., Sterling Commerce
            (Southern), Inc., and XcelleNet, Inc. dated April 16, 1998 (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated April 16,
            1998). (The copy of the Agreement and Plan of Merger attached as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated April 16, 1998 does not include schedules. The registrant agrees to furnish supplementally a copy of any such schedule to the Securities and Exchange Commission upon request.)
4.1         Amendment No. 1 dated April 16, 1998 to Shareholder Protection Rights Agreement between
            XcelleNet, Inc. and SunTrust Bank, Atlanta, as Rights Agent, dated November 21, 1997
            (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form
            8-K dated April 16, 1998).
10.1        Amendment 1 to the "VIRUSSCAN" and "EQUIP" OEM Software License Agreement dated June 17, 1997 between XcelleNet, Inc. and McAfee Software, Inc., portions of which are the subject of a request for confidential treatment.
11.01       Statement re: computation of  net income per share
27.01       Financial Data Schedule
99.1        Shareholder Agreement dated as of April 16, 1998, by and among Sterling Commerce, Inc.,
            Dennis M. Crumpler, Maleah Crumpler and The Crumpler Investment Limited Partnership
            (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form
            8-K dated April 16, 1998).
